Form 10-Q
period 1996-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 1996-08-16
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

617-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares of Common Stock, $.25 par value, outstanding at July 31, 1996 was 15,822,965

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet - December 31, 1995 and June 30, 1996             Page 3

        Statement of Income for the Second Quarters and Six Months
        ended June 30, 1995 and 1996                                    Page 4

        Statement of Shareholders' Investment for the Six Months
        ended June 30, 1995 and 1996                                    Page 4

        Statement of Cash Flow for the Six Months ended June 30,
        1995 and 1996                                                   Page 5

        Notes to Financial Statements                                   Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Shareholders            Page 9

    Item 6 - Exhibits and Reports on Form 8-K                           Page 9

Signatures                                                              Page 9

Part I - Financial Information

    Item 1 Financial Statements

Balance Sheet (000 omitted)
                                        Dec 31, 1995            Jun 30, 1996
Current Assets:
  Cash and equivalents                    6,512                   6,962
  Marketable securities                  54,072                  56,083
  Accounts receivable less reserve       20,286                  20,424
    Total current                        80,870                  83,469
Property, Plant And Equipment:
  Land and improvements                  20,500                  20,404
  Building and improvements              98,825                  98,287
  Computer equipment                      8,571                   9,562
  Office furniture and equipment         10,533                  12,129
  Accumulated depreciation              (23,811)                (25,568)
    Net property, plant and equipment   114,618                 114,814
Investments                               2,511                   2,511
      Total                             197,999                 200,794

Current Liabilities:
  Current maturities of note payable     12,000                  12,000
  Accounts payable                          321                   1,879
  Accrued taxes                           1,688                     663
  Accrued expenses                       11,401                   8,958
  Customer deposits                       7,887                   9,168
    Total current                        33,297                  32,668
Note Payable To A Bank                   26,000                  20,000
Deferred Federal And State Income Taxes     874                   1.724
Shareholders' Investment:
  Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 15,831,402
  in 1995 and 15,938,365 in 1996          3,958                   3,984
  Additional paid-in capital              5,221                   7,334
  Retained earnings                     128,649                 137,507
  Treasury Stock, 115,400 shares                                 (2,423)
    Total shareholders' investment      137,828                 146,402
      Total                             197,999                 200,794

Statement Of Income (000 omitted)
                        3 Months Ended June 30          6 Months Ended June 30
                        1995            1996            1995            1996
Revenue:
  Software products      23,481          26,058          46,065          51,532
  Software services      11,023          12,774          21,592          25,120
  Other Revenue             955           1,477           1,767           2,500
    Total Revenues       35,459          40,309          69,424          79,152
Expenses:
  Operating,development  13,074          15,065          25,251          29,622
  Selling, G & A          7,988           9,081          15,612          17,792
    Total Expenses       21,062          24,146          40,863          47,414
Income From Operations   14,397          16,163          25,561          31,738
  Other Income            1,731           3,425           3,808           5,228
  Other Expense           1,433           1,988           2,541           3,212
    Income Before Taxes  14,695          17,600          29,828          33,754
Provision For Taxes:
  State                     912           1,682           1,879           3,148
  Federal                 4,564           5,686           9,345          10,629
Net Income                9,219          10,232          18,604          19,977

Earnings/share           $0.58           $0.64           $1.18           $1.26

Statement Of Shareholders' Investment (000 omitted)
                                        6 Months Ended          6 Months Ended
                                        June 30, 1995           June 30, 1996
Shareholders' Investment at beginning   117,749                 137,828
Net Income                               18,604                  19,997
Sale of Common Stock                      1,952                   2,139
Purchase of Treasury Stock                                       (2,423)
Dividends Paid                           (9,761)                (11,119)
Shareholders' Investment at end         128,544                 146,402

Statement Of Cash Flow (000 omitted)
                                        6 Months Ended          6 Months Ended
                                        June 30, 1995           June 30, 1996
Cash Flow from Operations:
  Net income                             18,604                  19,977
  Depreciation                            2,122                   3,706
  Change in accounts receivable           2,001                    (138)
  Change in accounts payable              1,259                   1,558
  Change in accrued expenses             (4,132)                 (3,468)
  Change in customer deposits            (2,379)                  1,281
  Change in deferred taxes                                          850
    Net cash from operations             17,475                  23,136

Cash Flow from Investing:
  Purchase of property, plant
    and equipment                       (61,760)                 (3,272)
  Purchase of marketable securities        (991)                 (6,763)
  Proceeds from investment liquidation      394                   4,752
    Net cash used by investing          (62,357)                 (5,283)

Cash Flow from Financing:
  Proceeds from bank note                50,000
  Payment of bank note                   (6,000)                 (6,000)
  Proceeds from sale of common stock      1,952                   2,139
  Purchase of treasury stock, net                                (2,423)
  Dividends paid                         (9,761)                (11,119)
    Net cash from (used in) financing    36,191                 (17,403)

Net (Decrease) Increase in Cash
  and Equivalents                        (8,691)                    450

Cash and Equivalents at beginning
  of period                              12,907                   6,512

Cash and Equivalents at end of period     4,216                   6,962

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Form 10 filed in March 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operation.

2. On June 3, 1996. the Company sold its Cambridge facility. The Company received net cash proceeds of $1.6 million for the sale. The gain on the sale was not material.

3. The earnings per share calculation for the Three Months and Six Months ended June 30, 1995 and 1996 is as follows:

Earnings per Share Calculations (in thousands where applicable)
                        3 Months Ended June 30          6 Months Ended June 30
                        1995            1996            1995            1996
Net Income               9,219          10,232          18,604          19,977
Average number of
  common shares         15,763          15,903          15,763          15,903
Earnings per share      $0.58           $0.64           $1.18           $1.26

The average number of common shares outstanding during the period reflects the new issuance of 114,858 shares on February 28, 1995 and 106,963 shares on February 29, 1996 and the repurchase of 230,400 shares and the resale of 115,000 treasury shares during the last week of June 1996.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Comparison of 2nd Quarter 1996 to 2nd Quarter 1995
(in thousands where applicable)
                                        1995            1996            Change
Revenues                                35,459          40,309          14%
Operating income                        14,397          16,163          12%
Net income                               9,219          10,232          11%
Earnings per common share               $0.58           $0.64           12%
Cash dividends per common share         $0.31           $0.35           13%

Revenues increased by $4.9 million or 14% due to increased orders received from both existing and new customers.

Expenses increased by $3.1 million or 15% primarily due to a corresponding 15% increase in staff levels and related costs to accommodate increased orders received.

The Company's effective tax rate increased from 37% to 42%. This differential is the result of an investment tax credit in 1995 on real property purchased that year, coupled with higher non-deductible expenses, for tax purposes, incurred during the second quarter of 1996.

We note that Operating and Net Income increased approximately in tandem, by 12% and 11% respectively, for the second quarter as a result of several disparate non-recurring events. During 1996 Other Income increased, due primarily to the one-time gain from the sale of our Cambridge real property, and tax expenses increased as a result of higher non-deductible expenses, while 1995's tax expenses were proportionately lower as a result of an investment tax credit on real property purchased. The effect of 1995's second quarter lower tax was offset by 1996's higher non-operating taxable income.

Comparison of 1st Six Months 1996 to 1st Six Months 1995
(in thousands where applicable)
                                        1995            1996            Change
Revenues                                69,424          79,152          14%
Operating income                        28,561          31,738          11%
Net income                              18,604          19,977           7%
Earnings per common share               $1.18           $1.26            7%
Cash dividends per common share         $0.62           $0.70           13%

Revenues increased by $3.2 million or 11% due to increased orders received from both existing and new customers.

Expenses increased by $6.6 million or 16% primarily due to two factors: first, operating expenses incurred on the new facility purchased during 1995 for which there were no operating expenses incurred during the first quarter of 1995 and second, staff levels and related costs were up 15% to accommodate increased orders received.

The Company's effective tax rate increased from 38% to 41%. This differential is primarily the result of an investment tax credit in 1995 on real property purchased that year.

We note that while Operating Income is up by 11% for the first six month of 1996, Net income is up by only 7%. The 4% differential stems from the effect of 1995's lower tax rate.

Liquidity And Capital Resources
                                        Dec 31, 1995            Jun 30, 1996
Cash and cash equivalents                 6,512                   6,962
Total assets                            197,998                 200,794
Total liabilities                        60,170                  54,392
Shareholders' equity                    137,828                 146,402
Book value per share                     $8.71                   $9.25
Common shares outstanding                15,831                  15,823

As presented in the Statement of Cash Flow, net cash provided by operating activities was $23.1 million during the first six months of fiscal 1996. Net cash absorbed by investing activities was not significant. The payment of $11.1 million in dividends to shareholders and repaid debt of $6 million constituted the most significant use of cash during the first half of fiscal 1996. The resultant net increase in cash and cash equivalents was $.5 million for the six months ended June 30, 1996.

At June 30, 1996 the Company's total debt was $32 million as compared to $38 million at December 31, 1995.

Working capital requirements as well as projected capital expenditures for the remainder of fiscal 1996 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Shareholders

At the Company's Annual Meeting of Shareholders' on April 22, 1996 shareholders voted as follows, in each case by a total of 12,817,478 shares in favor and none opposed.

i) To fix the number of directors of the corporation at eight.

ii) To elect as directors A. Neil Pappalardo, Roland L. Driscoll, Jerome H. Grossman, Lawrence A. Polimeno, Edward B. Roberts, Morton E. Ruderman, and Louis P. Valente until the 1997 Annual Meeting of Shareholders' and thereafter until their successors are chosen and qualified.

iii) To select Messrs. Arthur Andersen, LLP as auditors of the Corporation for the current fiscal year.

    Item 6 - Exhibits and Reports on Form 8-k

There were no reports filed on Form 8-K during the quarter ended June 30, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

Aug 15, 1996
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)