Form 10-Q
period 1996-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 1996-11-07
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

617-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares of Common Stock, $.25 par value, outstanding at October 31, 1996 was 15,822,965

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet - December 31, 1995 and September 30, 1996        Page 3

        Statement of Income for the Third Quarters and Nine Months
        ended September 30, 1995 and 1996                               Page 4

        Statement of Shareholders' Investment for the Nine Months
        ended September 30, 1995 and 1996                               Page 4

        Statement of Cash Flow for the Nine Months ended September
        30, 1995 and 1996                                               Page 5

        Notes To Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 9

    Signatures                                                          Page 9

Part I - Financial Information

    Item 1 - Financial Statements

Balance Sheet (000 omitted)
                                        Dec 31, 1995            Sep 30, 1996
Current Assets:
  Cash and equivalents                    6,512                   7,198
  Marketable securities                  54,072                  61,142
  Accounts receivable less reserve       20,286                  21,111
    Total current                        80,870                  89,451
Property, Plant And Equipment:
  Land and improvements                  20,500                  20,404
  Building and improvements              98,825                  98,692
  Computer equipment                      8,571                  10,090
  Office furniture and equipment         10,533                  12,700
  Accumulated depreciation              (23,811)                (27,236)
    Net property, plant and equipment   114,618                 114,650
Investments                               2,511                   2,511
      Total                             197,999                 206,612

Current Liabilities:
  Current maturities of note payable     12,000                  12,000
  Accounts payable                          321                   1,928
  Accrued taxes                           1,688                   1,270
  Accrued expenses                       11,401                  12,446
  Customer deposits                       7,887                   8,254
    Total current                        33,297                  35,898
Note Payable To A Bank                   26,000                  17,000
Deferred Federal And State Income Taxes     874                   1,724
Shareholders' Investment:
  Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 15,831,402
  in 1995 and 15,938,365 in 1996          3,958                   3,984
  Additional paid-in capital              5,221                   7,334
  Retained earnings                     128,649                 143,095
  Treasury Stock, 115,400 shares                                 (2,423)
    Total shareholders' investment      137,828                 151,990
      Total                             197,999                 206,612

Statement Of Income (000 omitted)
                        3 Months Ended Sep 30           9 Months Ended Sep 30
                        1995            1996            1995            1996
Revenue:
  Software products      22,188          27,000          68,253          78,532
  Software services      11,434          13,227          33,026          38,347
  Other Revenue           1,128           1,629           2,895           4,129
    Total Revenues       34,750          41,856         104,174         121,008
Expenses:
  Operating,development  13,319          15,521          38,570          45,143
  Selling, G & A          7,956           9,057          23,568          26,849
    Total Expenses       21,275          24,578          62,138          71,992
Income From Operations   13,475          17,278          42,036          49,016
  Other Income            1,793           2,235           5,601           7,463
  Other Expense           1,390           1,120           3,931           4,332
    Income Before Taxes  13,878          18,393          43,706          52,147
Provision For Taxes:
  State                     930           1,568           2,809           4,716
  Federal                 4,312           5,699          13,657          16,328
Net Income                8,636          11,126          27,240          31,103

Earnings/share           $0.55           $0.70           $1.73           $1.96

Statement Of Shareholders' Investment (000 omitted)
                                        9 Months Ended          9 Months Ended
                                        Sep 30, 1995            Sep 30, 1996
Shareholders' Investment at beginning   117,749                 137,828
Net Income                               272404                  31,103
Sale of Common Stock                      1,952                   2,139
Purchase of Treasury Stock                                       (2,423)
Dividends Paid                          (14,659)                (16,657)
Shareholders' Investment at end         132,282                 151,990

Statement Of Cash Flow (000 omitted)
                                        9 Months Ended          9 Months Ended
                                        Sep 30, 1995            Sep 30, 1996
Cash Flow from Operations:
  Net income                             27,240                  31,103
  Depreciation                            3,369                   4,744
  Change in accounts receivable             918                    (825)
  Change in accounts payable              1,404                   1,607
  Change in accrued expenses               (545)                    627
  Change in customer deposits               386                     367
  Change in deferred taxes                                          850
    Net cash from operations             32,772                  38,473

Cash Flow from Investing:
  Purchase of property, plant
    and equipment                       (63,549)                 (4,776)
  Purchase of marketable securities      (2,376)                (11,822)
  Proceeds from investment liquidation      394                   4,752
    Net cash used by investing          (65,531)                (11,846)

Cash Flow from Financing:
  Proceeds from bank note                50,000
  Payment of bank note                   (9,000)                 (9,000)
  Proceeds from sale of common stock      1,952                   2,139
  Purchase of treasury stock, net                                (2,423)
  Dividends paid                        (14,659)                (16,657)
    Net cash from (used in) financing    28,293                 (25,941)

Net (Decrease) Increase in Cash
  and Equivalents                        (4,466)                    686

Cash and Equivalents at beginning
  of period                              12,907                   6,512

Cash and Equivalents at end of period     8,441                   7,198

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

2. The earnings per share calculation for the Three Months and Nine Months ended Sep 30, 1995 and 1996 is as follows:

Earnings per Share Calculations (in thousands where applicable)
                        3 Months Ended Sep 30           9 Months Ended Sep 30
                        1995            1996            1995            1996
Net Income               8,636          11,126          27,240          31,103
Average number of
  common shares         15,776          15,876          15,776          15,876
Earnings per share      $0.55           $0.70           $1.73           $1.96

The average number of common shares outstanding during the period reflects the new issuance of 114,858 shares on February 28, 1995 and 106,963 shares on February 29, 1996 and the repurchase of 230,400 shares and the resale of 115,000 treasury shares during the last week of June 1996.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 3rd Quarter 1996 to 3rd Quarter 1995
(in thousands where applicable)
                                        1995            1996            Change
Revenues                                34,750          41,856          20%
Operating income                        13,475          17,278          28%
Net income                               8,636          11,126          29%
Earnings per common share               $0.55           $0.70           27%
Cash dividends per common share         $0.31           $0.35           13%

Revenues increased by $7.1 million or 20% due to increased orders received from both existing and new customers.

Expenses increased by $3.3 million or 15% primarily due to a 14% increase in staff levels and related costs to accommodate increased orders received.

The Company's effective tax rate increased from 38% to 40%. This differential is the result of an investment tax credit in 1995 on real property purchased that year.

Comparison of 1st Nine Months 1996 to 1st Nine Months 1995
(in thousands where applicable)
                                        1995            1996            Change
Revenues                               104,174         121,008          16%
Operating income                        42,036          49,016          17%
Net income                              27,240          31,103          14%
Earnings per common share               $1.73           $1.96           14%
Cash dividends per common share         $0.93           $1.05           13%

Revenues increased by $16.8 million or 16% due to increased orders received from both existing and new customers.

Expenses increased by $9.8 million or 16% primarily due to two factors: first, operating expenses incurred on the new facility purchased during 1995 for which there were no operating expenses incurred during the first quarter of 1995 and second, staff levels and related costs were up 14% to accommodate increased orders received.

The Company's effective tax rate increased from 38% to 40%. This differential is primarily the result of an investment tax credit in 1995 on real property purchased that year.

While Operating Income is up by 17% for the first nine month of 1996, Net Income is up by only 14%. This 3% differential is primarily the net effect of the one-time gain from the sale of our Cambridge real property and the increase in our effective tax rate from 1995 to 1996.

Liquidity And Capital Resources
                                        Dec 31, 1995            Sep 30, 1996
Cash and cash equivalents                 6,512                   7,198
Total assets                            197,998                 206,612
Total liabilities                        60,170                  54,622
Shareholders' equity                    137,828                 151,990
Book value per share                     $8.71                   $9.61
Common shares outstanding                15,831                  15,823

As presented in the Statement of Cash Flow, net cash provided by operating activities was $38.5 million during the first nine months of fiscal 1996. Net cash absorbed by investing activities was $11.8 million, the majority of which was invested in marketable securities. The payment of $16.7 million in dividends to shareholders and repaid debt of $9 million constituted the most significant use of cash during the first nine months of 1996. The resultant net increase in cash and cash equivalents was $.7 million for the nine months ended September 30, 1996.

At September 30, 1996 the Company's total debt was $29 million as compared to $38 million at December 31, 1995.

Working capital requirements as well as projected capital expenditures for the remainder of fiscal 1996 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

Nov 5, 1996
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)