Form 10-Q/A
period 1996-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 1996-12-27
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

This amendment is being submitted to add a Financial Data Statement (EX-27)

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

Dec 26, 1996
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)