Form 10-K
period 1996-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 1997-04-15
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

617-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at December 31, 1996 was 15,938,365

Index to Form 10-K

Part I

    Item 1 - Business                                                   Page 3

    Item 2 - Properties                                                 Page 5

    Item 3 - Legal Proceedings                                          Page 6

    Item 4 - Submission of Matters to a Vote of Security Holders        Page 6

Part II

    Item 5 - Market for Registrant's Common Equity and Related
             Stockholder Matters                                        Page 6

    Item 6 - Selected Financial Data                                    Page 6

    Item 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        Page 7

    Item 8 - Financial Statements and Supplementary Data                Page 8

    Item 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                        Page 8

Part III

    Item 10 - Directors and Executive Officers of the Registrant        Page 8

    Item 11 - Executive Compensation                                    Page 10

    Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                            Page 11

    Item 13 - Certain Relationships and Related Transactions            Page 11

Part IV

    Item 14 - Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                               Page 12

    Signatures                                                          Page 12

Part I

    Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH or the Company) was founded in 1969 to develop and market information system software for the hospital industry. 1996 revenues reached $168 million and at year-end MEDITECH had a product backlog of $125 million and more than 1,600 employees.

By the end of 1996 MEDITECH had over 850 active hospital customers throughout the U.S., Canada and the U.K., as well as a backlog of almost 100 hospitals waiting implementation. The implementation process consists of teaching hospital personnel about the operation of the software as well as training them on how to use it in their daily activity. Once the hospital goes live, MEDITECH maintains and updates the software thereafter.

HOSPITAL SOFTWARE

Initially MEDITECH developed a software product to automate one of the main hospital departments, the clinical laboratory that performs various diagnostic tests on blood and urine specimens. Within a few years, this product became standardized, thereby requiring minimal adaptation to meet the individual needs of a typical customer. MEDITECH extended the concept and developed additional software products for the rest of a hospital's clinical departments. Eventually, it moved into the financial area by developing a hospital billing and accounts receivable product as well as various general accounting products.

Although the individual products could be operated in a stand alone fashion, a hospital achieved maximum effectiveness when they were used in an integrated mode, sharing access to the common clinical and financial records of the hospital. This concept ultimately led to MEDITECH developing the so-called hospital information system, a cohesive set of software products designed from the onset to work in conjunction with the overall operation of the hospital and to minimize the need for specialized interfaces.

COMPUTER HARDWARE

Software requires extensive computer and communication equipment to function. In spite of this, MEDITECH continues to be a pure software company, limiting itself to specifying the aggregate components needed as well as suggesting typical configurations from certain hardware vendors. The responsibility is left to the hospital to purchase the requisite hardware and secure a continuing source of maintenance service for it.

The hardware components traditionally consist of a small set of central medium-sized computers and a large set of display terminals and printers distributed throughout the hospital. All of these elements are interconnected by means of a standard high speed communication network. The computers execute the software and include large disk subsystems containing the permanent and common clinical and financial records of the hospital.

Hardware technology evolves rapidly, and the current trend is to replace the display terminals with desktop computers, thereby forming a client server network. In this mode of operation, the central computers become the file servers while software is executed locally on the client computer which makes common file requests to the servers.

LICENSED SOFTWARE

MEDITECH requires a customer to sign a standard software license agreement prior to product delivery, implementation and subsequent service of the software. This agreement specifies a front end product fee and a front end implementation fee both of which are payable over the implementation process, and a monthly service fee after the site goes live. In addition to precluding ownership and restricting transfer, the license mandates the hospital hold MEDITECH harmless from any liability arising from incorrect operation of the software.

MEDITECH bases its product fee on the total number of hospital beds that a customer operates at all of its sites, and sets its implementation fee on the total number of sites. Large hospitals pay more than small hospitals, but incremental fees continue to diminish. The monthly service fees are always 1% of the product fees. A typical 250 bed acute care hospital might incur a $500,000 product fee, $100,000 implementation fee and a $5,000 monthly service fee. An order is booked and goes into the backlog when a signed software license and 10% of both front end fees are received.

STAFF ORGANIZATION

MEDITECH is organized into functional units grouped around product development, sales and marketing, implementation, customer service, accounting and facility operations. All MEDITECH staff work in company owned buildings located in the greater Boston area.

From its inception, MEDITECH utilized communication technology which allowed much of its business activities to be performed by remote access. MEDITECH staff sitting at their desks may access client hospitals, both personnel and computers. The need for remote offices is thereby negated. Although most customer contact is through the phone, certain of the sales and implementation staff travel to customer sites.

PRODUCT DEVELOPMENT

Most of the product development staff is working on the incremental evolution of the current product line, as well as creating a few more new products each year. The rest of the staff is developing a set of replacement products utilizing a new technology. Approximately every seven years, the company introduces the next generation of products based on the new technology and gradually updates existing customers.

SALES AND MARKETING

Most of the direct sales staff, organized into regions, concentrate on new prospects. In addition, some of the sales staff monitor existing customers to expose them to the Company's entire product line. Marketing activities and promotion are low key because hospitals are easily identified, finite in number and generally send an RFP to vendors when they are contemplating the purchase of a hospital information system.

During the sales process, prospects generally visit MEDITECH to talk to product specialists and to view product demonstrations. Thereafter they are encouraged to visit various MEDITECH customer sites to observe first hand the software in actual operation and to discuss issues of concern with hospital personnel.

IMPLEMENTATION PROCESS

To ensure a successful implementation, the staff must properly train a core group of hospital personnel. To preclude interruptions from normal hospital activities, MEDITECH mandates that the hospital personnel come to Boston for intensive training sessions.

As training proceeds, the implementation staff will customize certain dictionaries to fit the specific need of the hospital's environment, provide interfaces to non-MEDITECH systems and to assist the hospital in converting data from legacy systems. In addition, the licensed software will be delivered, installed and tested on the customer's hardware. MEDITECH will utilize remote access communication technology to minimize or eliminate the need to travel.

CUSTOMER SERVICE

Once a hospital goes live, the responsibility of maintaining the customer is transferred to the service staff. MEDITECH provides 24 hour a day service coverage to these customers in order to respond to problem calls. In addition, the staff updates customers with new releases of the software products as they become available. To ensure the continuing education of the hospital staff, MEDITECH runs seminars on the use of its products.

COLUMBIA HEALTH CARE

Columbia owns and operates over 350 hospitals in the U.S., Canada, and the U.K. and is MEDITECH's biggest customer. Through 1996 almost 200 Columbia hospitals have been implemented by MEDITECH. Columbia provided 28% of 1996's total revenue and accounts for 33% of our product backlog.

    ITEM 2 - Properties

As of December 31, 1996 the Company owned four facilities containing approximately 845,000 square feet of usable space, all being well maintained Class A properties in the greater Boston area. The Company leases no real estate and has adequate space for its reasonable needs over the next couple of years.

    ITEM 3 - Legal Proceedings

There are no material pending legal proceedings against the Company, nor were any initiated during the year 1996.

    ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

    ITEM 5 - Market for Registrant's Common Equity and Related
             Stockholder Matters

No trading market exists for the Company's Common Stock, and accordingly no high and low bid information or quotations are available with respect to the Company's Common Stock.

The Company's Common Stock is subject to right of first refusal restrictions upon sale, assignment, transfer, pledge or other disposition of any of its shares.

At December 31, 1996 there were 686 holders of record of its Common Stock and 15,938,365 shares outstanding.

The Company paid quarterly cash dividends totaling the following amounts in the most recent three fiscal years:

                       1994    1995    1996
    Per Share         $1.04   $1.24   $1.40

    ITEM 6 - Selected Financial Data

For the Five Years Ended December 31, 1996 (in thousands where applicable):
                                   1992      1993      1994      1995      1996
Operations:
    Revenue                     $92,302  $105,325  $124,223  $143,721  $167,884
    Operating Income             36,897    41,285    51,255    58,513    69,550
    Net Income                   23,196    29,625    32,190    37,085    44,350
    Average shares               15,418    15,523    15,641    15,782    15,863
    Earnings per share             1.50      1.91      2.06      2.35      2.80

Financial Position:
   Cash and cash equivalents     $8,299    $6,191   $12,907    $6,512   $18,063
   Total assets                  99,266   118,923   137,755   197,998   218,339
   Total liabilities             16,855    18,870    20,006    60,170    55,871
   Shareholders' equity          82,412   100,053   117,749   137,828   162,468
   Book Value per share            5.33      6.43      7.51      8.71     10.19
   Shares outstanding            15,454    15,567    15,686    15,831    15,938

Other Data:
   Working Capital              $23,211   $43,027   $60,711   $47,573   $60,373
   Cash flows from operations    28,232    26,615    35,218    41,443    56,413
   Depreciation                   3,558     3,459     3,294     4,809     6,155
   Cash dividends per share       $0.67     $0.87     $1.04     $1.24     $1.40

    ITEM 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Comparison of Fiscal Years Ended December 31, 1995 and 1996:

Revenue increased 17% from $143.7 million in 1995 to $167.9 million in 1996. This increase is a result of increased orders from both existing and new customers, with 38% of the increase attributable to Columbia Health Care, the Company's largest customer.

Expenses increased 15% from $85.2 million in 1995 to $98.3 million in 1996. The primary reason for higher operating expenses is higher costs associated with a 14% increase in staff from 1995 to 1996.

Other Income, net of Other Expense, increased from $1.2 million in 1995 to $4.4 million in 1996 due primarily to: a decrease in interest expense on the scheduled paydown of a bank note ($1.2 million); an increase in rental income ($0.9 million) and a gain on the sale of our Cambridge facility ($1.4 million).

Income Tax Expense increased from $22.6 million in 1995 to $29.6 million in 1996. 1995's effective tax rate of 38% was a result of an investment tax credit earned in 1995 on property purchased. 1996's effective tax rate was at the normal 40% rate.

Comparison of Fiscal Years ended December 31, 1994 and 1995:

Revenues increased 16%, from $124.2 million in 1994 to $143.7 million in 1995. Over half of this increase was due to additional orders from Columbia Health Care, the Company's largest customer.

Expenses increased 17%, from $73.0 million in 1994 to $85.2 million in 1995. The primary reason for higher operating expenses is associated with the purchase of a new facility during 1995, which doubled office capacity and, in the nine months of operation, added about $2 million of depreciation to the Company's 1995 operating expenses.

Other Income, net of Other Expense, decreased from $2.7 million in 1994 to $1.2 million in 1995. The primary cause is associated with the additional interest and expense incurred with the ownership of the new facility in 1995.

Income Tax Expense increased by only 4%, from $21.8 million to $22.6 million in 1995, due to an investment tax credit of $1.7 million earned on 1995 property purchases. This credit reduced the effective tax rate from 40% in 1994 to 38% in 1995.

    ITEM 8 - Financial Statements and Supplementary Data

The Financial Statements are included as part of Exhibit 13 (Annual Report to Shareholders)

OPERATING RESULTS BY QUARTER:

For the Two Years Ended December 31, 1996 (in thousands where applicable):
                                Mar 31    Jun 30    Sep 30    Dec 31
1995
   Revenue                     $33,965   $35,459   $34,750   $39,547
   Operating income             14,164    14,397    13,475    16,477
   Net Income                    9,385     9,219     8,636     9,845
   Earnings per share              .60       .58       .55       .62
1996
   Revenue                     $38,843   $40,309   $41,856   $46,876
   Operating income             15,575    16,163    17,278    20,534
   Net income                    9,745    10,232    11,126    13,247
   Earnings per share              .61       .65       .70       .84

    ITEM 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

None.

PART III

    ITEM 10 - Directors and Executive Officers of the Registrant

The positions held by each Director and Officer of the Company are shown below. There are no family relationships among the following persons.

Name of Director or Executive  Age    Position with the Company
Officer

A. Neil Pappalardo              54    Chief Executive Officer, Chairman of
                                      the Board and Director
Lawrence A. Polimeno            55    Chief Operating Officer, President and
                                      Director
Morton E. Ruderman              60    Director
Jerome H. Grossman              57    Director
Edward B. Roberts               61    Director
Roland L. Driscoll              66    Director
L.P. Dan Valente                66    Director
Howard Messing                  44    Executive Vice President
Barbara A. Manzolillo           44    Chief Financial Officer, Treasurer and
                                      Assistant Clerk
Christopher J. Anschuetz        44    Vice President
Robert S. Gale                  50    Vice President
Roberta E. Grigg                53    Vice President
Edward G. Pisinski              53    Vice President
Joanne Wood                     43    Vice President
Jane E. Currier                 44    Chief Corporate Counsel and Clerk

All Directors are elected each year at the annual meeting of shareholders, and all executive officers are elected at the first meeting of the Board following the annual meeting of shareholders and hold office for one year or until their successors are chosen and qualified.

The Board of Directors has appointed an Audit Committee, Executive Compensation Committee, and a Charitable Contribution Committee.

The following is a description of the business experience during the past five years of each Director and Officer.

A. Neil Pappalardo, founder of the Company, is the Chairman of the Board, Chief Executive Officer, and has been a Director since 1969.

Lawrence A. Polimeno is the President, Chief Operating Officer, and has been a Director since 1985. He has been with the Company since 1969.

Morton E. Ruderman, Chief Executive Officer of CRES Development, has been a Director since 1969.

Jerome H. Grossman, Chief Executive Officer of Health Quality, Inc., has been a Director since 1970.

Edward B. Roberts, Professor at Sloan School, Massachusetts Institute of Technology, has been a Director since 1969.

Roland L. Driscoll, retired Chief Financial Officer of the Company, has been a Director since 1985.

L.P. Dan Valente, retired Senior Vice President of EG&G Inc., has been a Director since 1972.

Howard Messing has been the Executive Vice President since 1995, was a Vice President prior to that, and has been with the Company since 1974.

Barbara A. Manzolillo has been the Chief Financial Officer since 1996, was the Treasurer prior to that, and has been with the Company since 1975.

Christopher J. Anschuetz has been a Vice President since 1995, was a Senior Manager prior to that, and has been with the Company since 1975.

Robert S. Gale has been a Vice President since 1995, was a Senior Manager prior to that, and has been with the Company since 1976.

Roberta E. Grigg has been a Vice President since 1984, and has been with the Company since 1975.

Edward G. Pisinski has been a Vice President since 1984, and has been with the Company since 1973.

Joanne Wood has been a Vice President since 1995, was a Senior Manager prior to that, and has been with the Company since 1983.

Jane E. Currier is the Chief Corporate Counsel, has been the Clerk since 1986, and has been with the Company since 1983.

There were no failures to file or late filings under Section 16(a)

   ITEM 11 - Executive Compensation

The following table sets forth the compensation received by the Company's Chief Executive Officer and the four most highly compensated other Officers for the three fiscal years ended December 31, 1994, 1995 and 1996.

SUMMARY COMPENSATION TABLE

Name and Principal Position Year    Salary ($)  Bonus ($)   Other ($)

A. Neil Pappalardo          1996       360,000    725,000           0
 Chairman and Chief         1995       360,000    725,000           0
 Executive Officer          1994       360,000    745,000           0

Lawrence A. Polimeno        1996       240,000    625,000       5,962
 President and Chief        1995       240,000    575,000       6,130
 Operating Officer          1994       240,000    558,000       6,070

Howard Messing              1996       156,000    375,000       5,962
 Executive Vice President   1995       156,000    275,000       6,130
                            1994       156,000    229,000       6,070

Edward G. Pisinski          1996       156,000    300,000       5,962
 Vice President - Marketing 1995       156,000    225,000       6,130
                            1994       156,000    241,000       6,070

Barbara A. Manzolillo       1996       132,000    225,000       5,962
   Chief Financial Officer  1995       132,000    175,000       6,130
   and Treasurer            1994       132,000    169,000       6,070

Compensation of Executive Officers: There are no employment contracts or agreements in effect for any Officer of the Company. The Board of Directors authorizes and directs the bonus program instituted for the recognition of services rendered by employees. The total amount of the bonus pool is based on a fixed percentage of operating income as set by the Board of Directors. This philosophy aligns the interest of all with the interests of the Company's shareholders.

The Board of Director's Executive Compensation Committee (composed of Mr. Roberts, Mr. Ruderman, and Mr. Valente) sets Mr. Pappalardo's bonus compensation based upon the same criteria for awarding bonuses to all officers and employees.

Pension Plan: The Company maintains a qualified defined contribution plan for all employees known as the Medical Information Technology, Inc. Profit Sharing Plan. All employees of the Company who have completed one year of service participate in the plan. The Company's annual contribution is allocated in proportion to total compensation (capped at $100,000) of all eligible members for the plan year. No allocation is allowable under this plan to owners of 10% or more of the Company's common stock. Contributions by members are not permitted. Benefits under the plan become fully vested after five years of continuous service with the Company. Lump sum cash payment is made upon retirement, death, disability, or termination of employment.

Compensation of Directors: The members of the Board of Directors who are not Officers of the Company currently receive a fee of $6,000 for each fully attended quarterly meeting, with such fee being deemed to also cover any incidental expenses or directorial conference or committee time expended by such directors in behalf of the Company during the year.

    ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of December 31, 1996 with respect to the shares of Common Stock beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding Common Stock, each Director of the Company, each Executive Officer named in the Summary Compensation Table and by all Directors and Executive Officers of the Company as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

                                  Number of Shares
                                   of Common Stock    % of Shares of
Name                            Beneficially Owned    Common Stock

A. Neil Pappalardo                       4,271,406        26.80%
Morton E. Ruderman                       2,357,919        14.79%
Jerome Grossman                            600,675         3.77%
Lawrence A. Polimeno                       580,100         3.64%
Edward B. Roberts                          381,416         2.39%
Roland L. Driscoll                         264,000         1.66%
Edward G. Pisinski                         145,500           <1%
Howard Messing                             125,000           <1%
Barbara A. Manzolillo                       75,000           <1%
L. P. Dan Valente                           42,500           <1%
Directors and Executive Officers
   as a Group (10 persons)               8,843,516        55.49%
Curtis W. Marble                         1,865,052        11.70%
Medical Information Technology Inc.
   Profit Sharing Trust                  1,408,745         8.84%

The address of all Executive Officers and Directors is in care of the Company, MEDITECH Circle, Westwood, MA 02090.

    ITEM 13 - Certain Relationships and Related Transactions

None.

PART IV

    ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit 3i (Articles of Incorporation) and Exhibit 3ii (By-Laws) are incorporated by reference from the registration statement on Form 10 effective April 27, 1996, File # 0-28092.

Exhibit 13 (Annual Report to Shareholders) and Exhibit 27 (Financial Data Schedule) are appended to this document.

There were no reports filed on Form 8-K during the quarter ended December 31, 1996.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

March 31, 1997
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)