Form 10-Q
period 1997-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 1997-05-13
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

617-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at March 31, 1997 was 16,047,212

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet - December 31, 1996 and March 31, 1997            Page 3

        Statement of Income for the Three Months
        ended March 31, 1996 and 1997                                   Page 4

        Statement of Shareholders' Investment for the Three Months
        ended March 31, 1996 and 1997                                   Page 4

        Statement of Cash Flow for the Three Months
        ended March 31, 1996 and 1997                                   Page 5

        Notes To Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 9

    Signatures                                                          Page 9

Part I - Financial Information

    Item 1 - Financial Statements

Balance Sheet (000 omitted)
                                        Dec 31, 1996            Mar 31, 1997
Current Assets:
  Cash and equivalents                   18,063                  23,454
  Marketable securities                  61,142                  58,797
  Accounts receivable less reserve       21,906                  22,715
    Total current                       101,111                 104,966
Property, Plant And Equipment:
  Land and improvements                  20,404                  20,404
  Building and improvements              99,655                 100,015
  Computer equipment                     10,927                  11,968
  Office furniture and equipment         12,779                  13,569
  Accumulated depreciation              (28,648)                (30,904)
    Net property, plant and equipment   115,117                 115,052
Investments                               2,111                   2,091
      Total                             218,339                 222,109

Current Liabilities:
  Current maturities of note payable     12,000                  12,000
  Accounts payable                          838                   2,029
  Accrued taxes                           2,455                   7,187
  Accrued expenses                       13,609                   6,192
  Customer deposits                      11,837                  11,792
    Total current                        40,739                  39,200
Note Payable To A Bank                   14,000                  11,000
Deferred Federal And State Income Taxes   1,132                   1,321
Shareholders' Investment:
  Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 15,938,365
  in 1996 and 16,047,212 in 1997          3,985                   4,012
  Additional paid-in capital              7,680                  10,265
  Retained earnings                     150,803                 156,311
    Total shareholders' investment      162,468                 170,588
      Total                             218,339                 222,109

Statement Of Income (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1996            Mar 31, 1997
Revenue:
  Software products                      25,474                  31,095
  Software services                      12,346                  14,693
  Other Revenue                           1,023                     917
    Total Revenues                       38,843                  46,705
Expenses:
  Operating,development                  14,557                  17,457
  Selling, G & A                          8,711                   9,938
    Total Expenses                       23,268                  27,395
Income From Operations                   15,575                  19,310
  Other Income                            1,803                   2,438
  Other Expense                           1,224                   1,048
    Income Before Taxes                  16,154                  20,700
Provision For Taxes:
  State                                   1,466                   1,815
  Federal                                 4,943                   6,684
Net Income                                9,745                  12,201

Earnings/share                           $0.61                   $0.76

Statement Of Shareholders' Investment (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1996            Mar 31, 1997
Shareholders' Investment at beginning   137,828                 162,468
Net Income                                9,745                  12,201
Sale of Common Stock                      2,139                   2,613
Dividends Paid                           (5,541)                 (6,694)
Shareholders' Investment at end         144,171                 170,588

Statement Of Cash Flow (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1996            Mar 31, 1997
Cash Flow from Operations:
  Net income                              9,745                  12,201
  Depreciation                            1,529                   2,256
  (Gain) on marketable securities           (12)                    (40)
  Change in accounts receivable             518                    (809)
  Change in accounts payable              1,151                   1,192
  Change in accrued expenses             (1,674)                 (2,684)
  Change in customer deposits              (637)                    (45)
  Change in deferred taxes                                          188
    Net cash from operations             10,620                  12,259

Cash Flow from Investing:
  Purchase of property, plant
    and equipment                        (1,194)                 (2,191)
  Purchase of marketable securities      (1,638)                   (502)
  Proceeds from investment liquidation    2,875                   2,907
    Net cash from investing                  43                     214

Cash Flow from Financing:
  Payment of bank note                   (3,000)                 (3,000)
  Proceeds from sale of common stock      2,139                   2,612
  Dividends paid                         (5,541)                 (6,694)
    Net cash used in financing           (6,402)                 (7,082)

Net Increase in Cash and Equivalents      4,261                   5,391

Cash and Equivalents at beginning
  of period                               6,512                  18,063

Cash and Equivalents at end of period    10,773                  23,454

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10K filed in April 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operation.

2. The earnings per share calculation for the Quarter ended March 31, 1996 and March 31, 1997 is as follows:

Earnings per Share Calculations (in thousands where applicable)
                                         3 Months Ended March 31
                                         1996             1997
Net Income                                9,745           12,201
Average number of common shares          15,867           15,975
Earnings per share                       $0.61            $0.76

The average number of common shares outstanding during the period reflects the new issuance of 106,963 shares on February 29, 1996 and 108,847 shares on February 25, 1997.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 1st Quarter 1996 to 1st Quarter 1997:
(in thousands where applicable)
                                         1996             1997           Change
Revenues                                 38,843           46,705         20%
Operating income                         15,575           19,310         24%
Net income                                9,745           12,201         25%
Earnings per common share                $0.61            $0.76          25%
Cash dividends per common share          $0.35            $0.42          20%

Revenues increased by $7.9 million or 20% due to increased orders received from both existing and new customers.

Expenses increased by $4.1 million or 18% primarily due to a 15% increase in staff levels and related costs to accommodate increased orders received.

Liquidity And Capital Resources
                                        Dec 31, 1996            Mar 31, 1997
Cash and cash equivalents                18,063                  23,454
Total assets                            218,339                 222,109
Total liabilities                        55,871                  51,521
Shareholders' equity                    162,468                 170,588
Book value per share                    $10.24                  $10.68
Common shares outstanding                15,863                  15,975

As presented in the Statement of Cash Flow, net cash provided by operating activities was $12.3 million during the first three months of fiscal 1997. Net cash provided by investing activities was not significant. The payment of $6.7 million in dividends to shareholders and repaid debt of $3 million constituted the most significant use of cash during the first three months of 1997. The resultant net increase in cash and cash equivalents was $5.4 million for the three months ended March 31, 1997.

At March 31, 1997 the Company's total debt was $23 million as compared to $26 million at December 31, 1996.

Working capital requirements as well as projected capital expenditures for the remainder of fiscal 1997 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

May 12, 1997
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)