Form 10-Q
period 1997-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 1997-08-08
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

617-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at July 31, 1997 was 16,047,212

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet - December 31, 1996 and June 30, 1997             Page 3

        Statement of Income for the Second Quarters and Six Months
        ended June 30, 1996 and 1997                                    Page 4

        Statement of Shareholders' Investment for the Six Months
        ended June 30, 1996 and 1997                                    Page 4

        Statement of Cash Flow for the Six Months ended June 30,
        1996 and 1997                                                   Page 5

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

    Signatures                                                          Page 9

Part I - Financial Information

    Item 1 Financial Statements

Balance Sheet (in thousands where applicable)
                                        Dec 31, 1996            Jun 30, 1997
Current Assets:
  Cash and equivalents                   18,063                   2,472
  Marketable securities                  61,142                  65,444
  Accounts receivable less reserve       21,906                  29,842
    Total current                       101,111                  97,758
Property, Plant And Equipment:
  Land and improvements                  20,404                  20,404
  Building and improvements              99,655                 100,445
  Computer equipment                     10,927                  11,233
  Office furniture and equipment         12,779                  13,218
  Accumulated depreciation              (28,648)                (31,547)
    Net property, plant and equipment   115,117                 113,753
Investments                               2,111                   2,079
      Total                             218,339                 213,590

Current Liabilities:
  Current maturities of note payable     12,000                  12,000
  Accounts payable                          838                   2,040
  Accrued taxes                           2,455                     202
  Accrued expenses                       13,609                  10,564
  Customer deposits                      11,837                  10,589
    Total current                        40,739                  35,395
Note Payable To A Bank                   14,000
Deferred Federal And State Income Taxes   1,132                   1,510
Shareholders' Investment:
  Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 15,938,365
  in 1996 and 16,047,212 in 1997          3,985                   4,012
  Additional paid-in capital              7,680                  10,265
  Retained earnings                     150,803                 162,408
    Total shareholders' investment      162,468                 176,685
      Total                             218,339                 213,590

Statement Of Income (in thousands where applicable)
                        3 Months Ended June 30          6 Months Ended June 30
                        1996            1997            1996            1997
Revenue:
  Software products      26,058          32,929          51,532          64,024
  Software services      12,774          15,229          25,120          29,922
  Other Revenue           1,477           1,304           2,500           2,221
    Total Revenues       40,309          49,462          79,152          96,167
Expenses:
  Operating,development  15,065          18,669          29,622          36,126
  Selling, G & A          9,081          10,345          17,792          20,283
    Total Expenses       24,146          29,014          47,414          56,409
Income From Operations   16,163          20,448          31,738          39,758
  Other Income            3,425           2,459           5,228           4,897
  Other Expense           1,988           1,139           3,212           2,187
    Income Before Taxes  17,600          21,768          33,754          42,468
Provision For Taxes:
  State                   1,682           1,907           3,148           3,722
  Federal                 5,686           7,023          10,629          13,707
Net Income               10,232          12,838          19,977          25,039

Earnings/share            $0.64           $0.80           $1.26           $1.56

Statement Of Shareholders' Investment (in thousands where applicable)
                                        6 Months Ended          6 Months Ended
                                        June 30, 1996           June 30, 1997
Shareholders' Investment at beginning   137,828                 162,468
Net Income                               19,977                  25,039
Sale of Common Stock                      2,139                   2,612
Purchase of Treasury Stock               (2,423)
Dividends Paid                          (11,119)                (13,434)
Shareholders' Investment at end         146,402                 176,685

Statement Of Cash Flow (in thousands where applicable)
                                        6 Months Ended          6 Months Ended
                                        June 30, 1996           June 30, 1997
Cash Flow from Operations:
  Net income                             19,977                  25,039
  Depreciation                            3,076                   4,476
  (Gain) on sale of securities               (4)                    (40)
  (Gain) on sale of property, plant
    and equipment                        (1,409)
  Change in accounts receivable            (138)                 (7,936)
  Change in accounts payable              1,558                   1,203
  Change in accrued expenses             (3,468)                 (5,298)
  Change in customer deposits             1,281                  (1,248)
  Change in deferred taxes                  850                     377
    Net cash from operations             21,723                  16,573

Cash Flow from Investing:
  Purchase of property, plant and
    equipment                            (3,455)                 (3,112)
  Sale of property, plant and
    equipment                             1,592
  Purchase of marketable securities      (6,763)                 (7,149)
  Sale of marketable securities           4,756                   2,919
    Net cash used by investing           (3,870)                 (7,342)

Cash Flow from Financing:
  Payment of bank note                   (6,000)                (14,000)
  Sale of common stock                    2,139                   2,612
  Purchase of treasury stock, net        (2,423)
  Dividends paid                        (11,119)                (13,434)
    Net cash used in financing          (17,403)                (24,822)

Net (Decrease) Increase in Cash
  and Equivalents                           450                 (15,591)

Cash and Equivalents at beginning
  of period                               6,512                  18,063

Cash and Equivalents at end of period     6,962                   2,472

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10K filed in 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operation.

2. The earnings per share calculation for the Three Months and Six Months ended June 30, 1996 and 1997 is as follows:

Earnings per Share Calculations (in thousands where applicable)
                        3 Months Ended June 30          6 Months Ended June 30
                        1996            1997            1996            1997
Net Income              10,232          12,838          19,977          25,039
Average number of
  common shares         15,938          16,047          15,903          16,011
Earnings per share       $0.64           $0.80           $1.26           $1.56

The average number of common shares outstanding during the period reflects the issuance of 106,963 shares in February 1996, the issuance of 108,847 shares in February 1997 and the purchase of 115,400 treasury shares in June 1996.

On March 31, 1997, the Financial Accounting Standards Board issued SFAS #128, Earning Per Share, which establishes standards for computing and presenting earnings per share and requires restatement of the prior year's results. The Company will adopt SFAS #128 for the fiscal year ending December 31, 1997 and believes such adjustments will have no material effect on its financial statements.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Comparison of 2nd Quarter 1997 to 2nd Quarter 1996
(in thousands where applicable)
                                        1996            1997            Change
Revenues                                40,309          49,462          23%
Operating income                        16,163          20,448          26%
Net income                              10,232          12,838          25%
Earnings per common share                $0.64           $0.80          25%
Cash dividends per common share          $0.35           $0.42          20%

Revenues increased by $9.1 million or 23% due to increased orders received from both existing and new customers.

Expenses increased by $4.9 million or 20% primarily due to an 18% increase in staff levels and related costs to accommodate increased orders received.

Comparison of 1st Six Months 1997 to 1st Six Months 1996
(in thousands where applicable)
                                        1996            1997            Change
Revenues                                79,152          96,167          21%
Operating income                        31,738          39,758          25%
Net income                              19,977          25,039          25%
Earnings per common share                $1.26           $1.56          24%
Cash dividends per common share          $0.70           $0.84          20%

Revenues increased by $17 million or 21% due to increased orders received from both existing and new customers.

Expenses increased by $9 million or 20% primarily due to an 18% increase in staff levels and related costs to accommodate increased orders received.

Liquidity And Capital Resources (in thousands where applicable)
                                        Dec 31, 1996            Jun 30, 1997
Cash and cash equivalents                18,063                   2,472
Total assets                            218,339                 213,590
Total liabilities                        55,871                  36,905
Shareholders' equity                    162,468                 176,685
Book value per share                     $10.24                  $11.01
Common shares outstanding                15,863                  16,047

As presented in the Statement of Cash Flow, net cash provided by operating activities was $16.6 million during the first six months of fiscal 1997. Net cash absorbed by investing activities was not significant. The payment of $13.4 million in dividends to shareholders and repayment of $14 million of debt to a bank constituted the most significant use of cash during the first half of fiscal 1997. The resultant net decrease in cash and cash equivalents was $15.6 million for the six months ended June 30, 1997.

At June 30, 1997 the Company's total debt was $12 million as compared to $26 million at December 31, 1996.

Working capital requirements for the remainder of fiscal 1997 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Shareholders

At the Company's Annual Meeting of Shareholders held on April 28, 1997, the shareholders voted as follows, in each case by a total of 12,769,035 shares in favor and none opposed.

i) To fix the number of directors of the corporation at eight.

ii) To elect as directors A. Neil Pappalardo, Roland L. Driscoll, Jerome H. Grossman, Lawrence A. Polimeno, Edward B. Roberts, Morton E. Ruderman and Louis P. Valente until the 1998 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified.

iii) To select Messrs. Arthur Andersen, LLP as auditors of the Corporation for the current fiscal year.

iv) To amend the Company's By-Laws to replace existing stock certificates with a Statement of Stock Ownership, which details all shareholder stock ownership history.

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule and the amended By-Laws of the Company are appended as exhibits to this document. There were no reports filed on Form 8-K during the quarter ended June 30, 1997.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

August 8, 1997
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)