Form 10-Q
period 1997-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 1997-11-14
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at October 31, 1997 was 16,047,212

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet - December 31, 1996 and September 30, 1997        Page 3

        Statement of Income for the Three Months and Nine Months
        ended September 30, 1996 and 1997                               Page 4

        Statement of Shareholders' Investment for the Nine Months
        ended September 30, 1996 and 1997                               Page 4

        Statement of Cash Flow for the Nine Months ended
        September 30, 1996 and 1997                                     Page 5

        Notes to Financial Statements                                   Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 9

    Signatures                                                          Page 9

Part I - Financial Information

    Item 1 - Financial Statements

Balance Sheet (000 omitted)
                                        Dec 31, 1996            Sep 30, 1997
Current Assets:
  Cash and equivalents                   18,063                   8,790
  Marketable securities                  61,142                  62,512
  Accounts receivable less reserve       21,906                  25,866
    Total current                       101,111                  97,168
Property, Plant And Equipment:
  Land and improvements                  20,404                  26,604
  Building and improvements              99,655                 145,396
  Computer equipment                     10,927                  11,533
  Office furniture and equipment         12,779                  15,474
  Accumulated depreciation              (28,648)                (33,942)
    Net property, plant and equipment   115,117                 165,065
Investments                               2,111                   2,067
      Total                             218,339                 264,300

Current Liabilities:
  Current maturities of note payable     12,000                  18,000
  Accounts payable                          838                   2,115
  Accrued taxes                           2,455                   1,001
  Accrued expenses                       13,609                  16,119
  Customer deposits                      11,837                  13,414
    Total current                        40,739                  50,649
Note Payable To A Bank                   14,000                  28,500
Deferred Federal And State Income Taxes   1,132                   1,699
Shareholders' Investment:
  Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 15,938,365
  in 1996 and 16,047,212 in 1997          3,985                   4,012
  Additional paid-in capital              7,680                  10,265
  Retained earnings                     150,803                 169,175
    Total shareholders' investment      162,468                 183,452
      Total                             218,339                 264,300

Statement of Income (000 omitted)
                        3 Months Ended Sep 30           9 Months Ended Sep 30
                        1996            1997            1996            1997
Revenue:
  Software products      27,000          34,331          78,532          98,355
  Software services      13,227          15,771          38,347          45,692
  Other Revenue           1,629           1,082           4,129           3,304
    Total Revenues       41,856          51,184         121,008         147,351
Expenses:
  Operating,development  15,521          18,989          45,143          55,115
  Selling, G & A          9,057          11,197          26,849          31,480
    Total Expenses       24,578          30,186          71,992          86,595
Income From Operations   17,278          20,998          49,016          60,756
  Other Income            2,235           3,020           7,463           7,917
  Other Expense           1,120           1,476           4,332           3,663
    Income Before Taxes  18,393          22,542          52,147          65,010
Provision For Taxes:
  State                   1,568           1,289           4,716           5,011
  Federal                 5,699           7,746          16,328          21,453
Net Income               11,126          13,507          31,103          38,546

Earnings/share           $0.70           $0.84           $1.96           $2.41

Statement Of Shareholders' Investment (000 omitted)
                                        9 Months Ended          9 Months Ended
                                        Sep 30, 1996            Sep 30, 1997
Shareholders' Investment at beginning   137,828                 162,468
Net Income                               31,103                  38,546
Sale of Common Stock                      2,139                   2,612
Purchase of Treasury Stock               (2,423)
Dividends Paid                          (16,657)                (20,174)
Shareholders' Investment at end         151,990                 183,452

Statement Of Cash Flow (000 omitted)
                                        9 Months Ended          9 Months Ended
                                        Sep 30, 1996            Sep 30, 1997
Cash Flow from Operations:
  Net income                             31,103                  38,546
  Depreciation                            4,744                   6,871
  Change in accounts receivable            (825)                 (3,960)
  Change in accounts payable              1,607                   1,278
  Change in accrued expenses                627                   1,056
  Change in customer deposits               367                   1,577
  Change in deferred taxes                  850                     566
  Marketable securities loss                                         51
    Net cash from operations             38,473                  45,985

Cash Flow from Investing:
  Purchase of property, plant
    and equipment                        (4,776)                (56,819)
  Purchase of marketable securities     (11,822)                (13,441)
  Sale of marketable securities           4,752                  12,064
    Net cash used in investing          (11,846)                (58,196)

Cash Flow from Financing:
  Proceeds from bank note                                        43,000
  Payment of bank note                   (9,000)                (22,500)
  Sale of common stock                    2,139                   2,612
  Purchase of treasury stock, net        (2,423)
  Dividends paid                        (16,657)                (20,174)
    Net cash (used in) from financing   (25,941)                  2,938

Net Increase (Decrease) in Cash
  and Equivalents                           686                  (9,273)

Cash and Equivalents at beginning
  of period                               6,512                  18,063

Cash and Equivalents at end of period     7,198                   8,790

Notes to Financial Statements

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K filed in 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operation.

2. The earnings per share calculation for the Three Months and Nine Months ended Sep 30, 1996 and 1997 is as follows:

Earnings per Share Calculations (in thousands where applicable)
                        3 Months Ended Sep 30           9 Months Ended Sep 30
                        1996            1997            1996            1997
Net Income              11,126          13,507          31,103          38,546
Average number of
  common shares         15,876          16,047          15,876          16,023
Earnings per share      $0.70           $0.84           $1.96           $2.41

The average number of common shares outstanding during the period reflects issuance of 106,963 shares in February 1996 and 108,847 shares in February 1997. It also reflects the purchase of 230,400 treasury shares and the resale of 115,000 treasury shares in June 1996.

On March 31, 1997, The Financial Accounting Standards Board issued SFAS #128, Earning Per Share, which establishes standards for computing and presenting earnings per share and requires restatement of the prior year's results. The Company will adopt SFAS #128 for the fiscal year ending December 31, 1997 and believes such adjustments will have no material effect on its financial statements.

3. In August 1997, the Company purchased real estate consisting of 287,000 square feet of office space located on 37 acres in Westwood, Massachusetts, for $51,700,000.

4. The Company's largest customer, Columbia/HCA, is undergoing leadership changes which create uncertainty and impede scheduled product implementations. They provided 28% of revenues in 1996 and 21% of revenues to date in 1997.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 3rd Quarter 1997 to 3rd Quarter 1996
(in thousands where applicable)
                                        1996            1997            Change
Revenues                                41,856          51,184          22%
Operating income                        17,278          20,998          22%
Net income                              11,126          13,507          21%
Earnings per common share               $0.70           $0.84           20%
Cash dividends per common share         $0.35           $0.42           20%

Revenues increased by $9.3 million or 22% due to increased orders received from both existing and new customers.

Expenses increased by $5.6 million or 23% primarily due to a 15% increase in staff levels and related costs to accommodate increased orders received.

The Company's effective tax rate remained unchanged at 40%.

Comparison of 1st Nine Months 1997 to 1st Nine Months 1996
(in thousands where applicable)
                                        1996            1997            Change
Revenues                                121,008         147,351          22%
Operating income                         49,016          60,756          24%
Net income                               31,103          38,546          24%
Earnings per common share                $1.96           $2.41           22%
Cash dividends per common share          $1.05           $1.26           20%

Revenues increased by $26.3 million or 22% due to increased orders received from both existing and new customers.

Expenses increased by $14.6 million or 20% primarily due to a 15% increase in staff levels and related costs to accommodate increased orders received.

The Company's effective tax rate increased from 40% to 41%.

Liquidity And Capital Resources
                                        Dec 31, 1996            Sep 30, 1997
Cash and cash equivalents                18,063                   8,790
Total assets                            218,339                 264,300
Total liabilities                        55,871                  80,847
Shareholders' equity                    162,468                 183,452
Book value per share                    $10.19                  $11.43
Common shares outstanding                15,938                  16,047

As presented in the Statement of Cash Flow, net cash provided by operating activities was $46 million during the first nine months of fiscal 1997. Net cash used in investing activities was $58.2 million, the majority of which was invested in the purchase of real estate at a cost of $51.7 million. This purchase, along with the payment of $20.2 million in dividends to shareholders and repaid debt of $22.5 million constituted the most significant use of cash during the first nine months of 1997.

At September 30, 1997 the Company's total debt was $46.5 million as compared to $26 million at December 31, 1996. Working capital requirements as well as projected capital expenditures for the remainder of fiscal 1997 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended September 30, 1997.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

Nov 10, 1997
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)