Form 10-K
period 1997-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 1998-03-26
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at December 31, 1997 was 16,087,212

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

    Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                            Page 11

    Item 13 - Certain Relationships and Related Transactions            Page 11

Part IV

    Item 14 - Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                               Page 12

    Signatures                                                          Page 12

Part I

    Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH or the Company) was founded in 1969 to develop and market information system software for the hospital industry. 1997 revenues reached $193.8 million and at year-end MEDITECH had a product backlog of $130 million and more than 1,800 employees.

By the end of 1997 MEDITECH had over 1,050 active hospital customers throughout the U.S., Canada and the U.K., as well as a backlog of almost 100 hospitals waiting implementation. The implementation process consists of teaching hospital personnel about the operation of the software as well as training them on how to use it in their daily activity. Once the hospital goes live, MEDITECH maintains and updates the software thereafter.

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

COLUMBIA HEALTH CARE

Columbia/HCA owns and operates over 350 hospitals in the U.S., Canada, and the U.K. and is MEDITECH's largest customer. By the end of 1997 MEDITECH had implemented approximately 300 of their hospitals. They represented about 21% of revenue in 1996 and 1997. In the 3rd quarter of 1997 Columbia/HCA underwent a major change in leadership and since then they have made public statements to the effect that they are undergoing a transition in business strategy and will be downsizing. While it is difficult to predict how this will effect MEDITECH, it may result in a decline in the revenue generated from them.

    ITEM 2 - Properties

As of December 31, 1997 the Company owned five facilities containing about
1.1 million square feet of space, all being well maintained Class A properties in the greater Boston area. The Company occupies 60% of the space and the remaining 40% is leased to various tenants. The Company has adequate space for its reasonable needs over the next few years.

    ITEM 3 - Legal Proceedings

There are no material pending legal proceedings against the Company, nor were any initiated during the year 1997.

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

At December 31, 1997 there were 747 holders of record of its Common Stock and 16,087,212 shares outstanding.

The Company paid quarterly cash dividends totaling the following amounts in the most recent three fiscal years:

                       1995    1996    1997
    Per Share         $1.24   $1.40   $1.68

    ITEM 6 - Selected Financial Data

For the Five Years Ended December 31, 1997 (in thousands where applicable):
                                   1993      1994      1995      1996      1997
Operations:
    Revenue                    $105,325  $124,223  $143,721  $167,884  $193,805
    Operating Income             41,285    51,255    58,513    69,550    78,286
    Net Income                   29,625    32,190    37,085    44,350    50,284
    Average shares               15,523    15,641    15,782    15,863    16,029
    Earnings per share             1.91      2.06      2.35      2.80      3.14

Financial Position:
   Cash and cash equivalents     $6,191   $12,907    $6,512   $18,063    $8,379
   Total assets                 118,923   137,755   197,998   218,339   263,108
   Total liabilities             18,870    20,006    60,170    55,871    73,577
   Shareholders' equity         100,053   117,749   137,828   162,468   189,531
   Book Value per share            6.43      7.51      8.71     10.19     11.78
   Shares outstanding            15,567    15,686    15,831    15,938    16,087

Other Data:
   Working Capital              $43,027   $60,711   $47,573   $60,373   $44,911
   Cash flows from operations    26,615    35,218    41,443    56,413    62,195
   Depreciation                   3,459     3,294     4,809     6,155     9,084
   Cash dividends per share       $0.87     $1.04     $1.24     $1.40     $1.68

    ITEM 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Comparison of Fiscal Years Ended December 31, 1996 and 1997:

1997 Revenue increased 15% to $193.8 million, while 1997 Operating Income increased only 13% to $78.3 million. During the 4th quarter the Company experienced a decrease in the product revenue attributable to a slowdown in implementations for Columbia/HCA. During the quarter staff size was not reduced in response. The result of this caused growth in Operating Expenses to exceed growth in Revenue. 1997 Operating Expenses increased 17% to $115.5 million due to a 12% increase in staff size, a moderate increase in employee salary and a significant increase in depreciation.

1997 Other Income, net of Other Expense, increased from $4.4 million to $6.4 million due to an increase of $3.3 million in rental income offset by a one-time gain of $1.4 million on the 1996 sale of our Cambridge facility.

The Company's effective tax rate increased from 40% to 41% in 1997.

Comparison of Fiscal Years ended December 31, 1995 and 1996:

Revenue increased 17% from $143.7 million in 1995 to $167.9 million in 1996. This increase is a result of increased orders from both existing and new customers, with 28% of the increase attributable to Columbia/HCA, the Company's largest customer.

Operating Expenses increased 15% from $85.2 million in 1995 to $98.3 million in 1996. The primary reason for this increase is the costs associated with a 14% increase in staff size from 1995 to 1996.

Other Income, net of Other Expense, increased from $1.2 million in 1995 to $4.4 million in 1996 due primarily to: a decrease in interest expense on bank note ($1.2 million); an increase in rental income ($0.9 million) and a gain on the sale of our Cambridge facility ($1.4 million).

Income Tax Expense increased from $22.6 million in 1995 to $29.6 million in 1996. 1995's effective tax rate of 38% was a result of an investment tax credit earned in 1995 on property purchased. 1996's effective tax rate was 40%.

    ITEM 8 - Financial Statements and Supplementary Data

The Financial Statements are included as part of Exhibit 13 (Annual Report to Shareholders)

OPERATING RESULTS BY QUARTER:

For the Two Years Ended December 31, 1997 (in thousands where applicable):
                                Mar 31    Jun 30    Sep 30    Dec 31
1996
   Revenue                     $38,843   $40,309   $41,856   $46,876
   Operating Income             15,575    16,163    17,278    20,534
   Net Income                    9,745    10,232    11,126    13,247
   Earnings per share              .61       .65       .70       .84
1997
   Revenue                     $46,705   $49,462   $51,184   $46,454
   Operating Income             19,310    20,448    20,998    17,530
   Net income                   12,201    12,838    13,507    11,738
   Earnings per share              .76       .80       .84       .73

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

Name of Director or Executive  Age    Position with the Company
Officer

A. Neil Pappalardo              55    Chief Executive Officer, Chairman of
                                      the Board and Director
Lawrence A. Polimeno            56    Chief Operating Officer, President and
                                      Director
Morton E. Ruderman              61    Director
Jerome H. Grossman              58    Director
Edward B. Roberts               62    Director
Roland L. Driscoll              67    Director
L.P. Dan Valente                67    Director
Howard Messing                  45    Executive Vice President
Barbara A. Manzolillo           45    Chief Financial Officer, Treasurer and
                                      Assistant Clerk
Edward G. Pisinski              54    Senior Vice President
Roberta E. Grigg                54    Senior Vice President
Christopher J. Anschuetz        45    Vice President
Robert S. Gale                  51    Vice President
Steven B. Koretz                45    Vice President
Stuart N. Lefthes               44    Vice President
Joanne Wood                     44    Vice President
Jane E. Currier                 45    Chief Corporate Counsel and Clerk

All Directors are elected each year at the annual meeting of shareholders. All executive officers are elected at the first meeting of the Board following the annual meeting of shareholders and hold office for one year. The Board of Directors has an Audit Committee, an Executive Compensation Committee, and a Charitable Contribution Committee.

The following is a description of the business experience during the past five years of each Director and Officer.

A. Neil Pappalardo, founder of the Company, is the Chief Executive Officer and Chairman of the Board, and has been a Director since 1969.

Lawrence A. Polimeno is the President and Chief Operating Officer, has been a Director since 1985, and has been with the Company since 1969.

Morton E. Ruderman, Chief Executive Officer of CRES Development, has been a Director since 1969.

Jerome H. Grossman, Chief Executive Officer of Health Quality, Inc., has been a Director since 1970.

Edward B. Roberts, Professor at Sloan School, Massachusetts Institute of Technology, has been a Director since 1969.

Roland L. Driscoll, retired Chief Financial Officer of the Company, has been a Director since 1985.

L.P. Dan Valente, Chief Executive Officer of Palomar Medical Technologies, Inc., has been a Director since 1972.

Howard Messing has been the Executive Vice President since 1995, was a Vice President prior to that, and has been with the Company since 1974.

Barbara A. Manzolillo has been the Chief Financial Officer since 1996, was the Treasurer prior to that, and has been with the Company since 1975.

Edward G. Pisinski has been a Senior Vice President since 1997, was a Vice President prior to that, and has been with the Company since 1973.

Roberta E. Grigg has been a Senior Vice President since 1997, was a Vice President prior to that, and has been with the Company since 1975.

Christopher J. Anschuetz has been a Vice President since 1995, was a Senior Manager prior to that, and has been with the Company since 1975.

Robert S. Gale has been a Vice President since 1995, was a Senior Manager prior to that, and has been with the Company since 1976.

Steven B. Koretz has been a Vice President since 1997, was a Senior Manager prior to that, and has been with the company since 1982.

Stuart N. Lefthes has been a Vice President since 1997, was a Senior Manager prior to that, and has been with the company since 1983.

Joanne Wood has been a Vice President since 1995, was a Senior Manager prior to that, and has been with the Company since 1983.

Jane E. Currier has been the Chief Corporate Counsel and the Clerk since 1986, and has been with the Company since 1983.

There were no failures to file or late filings under Section 16(a)

   ITEM 11 - Executive Compensation

The following table sets forth the compensation received by the Company's Chief Executive Officer and the four most highly compensated other Officers for the three fiscal years ended December 31, 1995, 1996 and 1997.

SUMMARY COMPENSATION TABLE

Name and Principal Position Year    Salary ($)  Bonus ($)   Other ($)

A. Neil Pappalardo          1997       360,000    727,676           0
 Chairman and Chief         1996       360,000    725,000           0
 Executive Officer          1995       360,000    725,000           0

Lawrence A. Polimeno        1997       240,000    627,676       6,042
 President and Chief        1996       240,000    625,000       5,962
 Operating Officer          1995       240,000    575,000       6,130

Howard Messing              1997       180,000    377,676       6,042
 Executive Vice President   1996       156,000    375,000       5,962
                            1995       156,000    275,000       6,130

Edward G. Pisinski          1997       156,000    302,676       6,042
 Vice President - Marketing 1996       156,000    300,000       5,962
                            1995       156,000    225,000       6,130

Barbara A. Manzolillo       1997       144,000    227,676       6,042
   Chief Financial Officer  1996       132,000    225,000       5,962
   and Treasurer            1995       132,000    175,000       6,130

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

The Board of Director's Executive Compensation Committee (composed of Mr. Roberts and Mr. Ruderman) sets Mr. Pappalardo's bonus compensation based upon the same criteria for awarding bonuses to all officers and employees.

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

Compensation of Directors: The members of the Board of Directors who are not Officers of the Company currently receive a fee of $7,000 for each fully attended quarterly meeting, with such fee being deemed to also cover any incidental expenses or directorial conference or committee time expended by such directors in behalf of the Company during the year.

    ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of December 31, 1997 with respect to the shares of Common Stock beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding Common Stock, each Director of the Company, each Executive Officer named in the Summary Compensation Table and by all Directors and Executive Officers of the Company as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

                                  Number of Shares
                                   of Common Stock    % of Shares of
Name                            Beneficially Owned    Common Stock

A. Neil Pappalardo                       4,271,406        26.55%
Morton E. Ruderman                       2,357,919        14.66%
Jerome Grossman                            600,675         3.73%
Lawrence A. Polimeno                       572,850         3.56%
Edward B. Roberts                          374,113         2.33%
Roland L. Driscoll                         264,000         1.64%
Edward G. Pisinski                         147,500           <1%
Howard Messing                             125,000           <1%
Barbara A. Manzolillo                       80,000           <1%
L. P. Dan Valente                           42,500           <1%
Directors and Executive Officers
   as a Group (17 persons)               9,040,113        56.19%
Curtis W. Marble                         1,865,052        11.59%
Medical Information Technology Inc.
   Profit Sharing Trust                  1,469,010         9.13%

The address of all Executive Officers and Directors is in care of the Company, MEDITECH Circle, Westwood, MA 02090.

    ITEM 13 - Certain Relationships and Related Transactions

None.

PART IV

    ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibit 3i (Articles of Incorporation) and Exhibit 3ii (By-Laws) are incorporated by reference from the registration statement on Form 10 effective April 27, 1996 and from exhibit under Item 6 on Form 10-Q for the quarter ended June 10, 1997 (Amendment to By-Laws), File # 0-28092.

Exhibit 13 (Annual Report to Shareholders) and Exhibit 27 (Financial Data Schedule) are appended to this document.

There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

March 24, 1998
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)