Form 10-Q
period 1998-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 1998-05-15
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at March 31, 1998 was 16,225,711

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet as of December 31, 1997 and March 31, 1998        Page 3

        Statement of Income for the Three Months
        ended March 31, 1997 and 1998                                   Page 4

        Statement of Shareholders' Equity for the Three Months
        ended March 31, 1997 and 1998                                   Page 4

        Statement of Cash Flow for the Three Months
        ended March 31, 1997 and 1998                                   Page 5

        Notes To Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 9

    Signatures                                                          Page 9

Part I - Financial Information

    Item 1 - Financial Statements

Balance Sheet (000 omitted)
                                        Dec 31, 1997            Mar 31, 1998

Cash and equivalents                      8,379                   9,966
Marketable securities                    62,349                  61,033
Accounts receivable less reserve         26,360                  24,671
                                        -------                 -------
  Current assets                         97,088                  95,670

Furniture and fixtures                   18,506                  19,196
Computer equipment                       11,887                  12,410
Buildings                               143,126                 143,126
Land                                     26,604                  26,604
Accumulated depreciation                (36,155)                (38,643)
                                        -------                 -------
  Net property, plant and equipment     163,968                 162,693

Investments                               2,052                   2,030
                                        -------                 -------
  Total assets                          263,108                 260,393

Accounts payable                            695                   2,299
Accrued taxes                             1,749                   7,274
Accrued expenses                         15,598                   6,460
Customer deposits                        16,135                  11,464
Note payable to a bank                   18,000                  18,000
                                        -------                 -------
  Current liabilities                    52,177                  45,497

Note payable to a bank                   19,500                  15,000
Deferred income taxes                     1,900                   2,050
                                        -------                 -------
  Total liabilities                      73,577                  62,547

Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 16,047,212
  in 1997 and 16,225,711 in 1998          4,022                   4,056
Additional paid-in capital               11,335                  15,040
Retained earnings                       174,174                 178,750
                                        -------                 -------
  Shareholders' equity                  189,531                 197,846
                                        -------                 -------
  Total liabilities and
    shareholders' equity                263,108                 260,393

Statement Of Income (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1997            Mar 31, 1998

Software products                        31,095                  30,045
Software services                        14,693                  16,849
Other revenue                               917                   1,599
                                        -------                 -------
  Total revenues                         46,705                  48,493

Operating, development                   17,457                  19,963
Selling, G&A                              9,938                   9,774
                                        -------                 -------
  Total expenses                         27,395                  29,737
                                        -------                 -------
  Operating income                       19,310                  18,756

Other income                              2,438                   4,020
Other expense                             1,048                   2,194
                                        -------                 -------
  Income before taxes                    20,700                  20,582

State taxes                               1,815                   1,860
Federal taxes                             6,684                   6,585
                                        -------                 -------
  Net income                             12,201                  12,137

Earnings/share                           $0.76                   $0.75

Statement Of Shareholders' Equity (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1997            Mar 31, 1998
Shareholders' equity at beginning       162,468                 189,531
Net income                               12,201                  12,137
Sale of common stock                      2,613                   3,739
Dividends paid                           (6,694)                 (7,561)
                                        -------                 -------
  Shareholders' equity at end           170,588                 197,846

Statement Of Cash Flow (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1997            Mar 31, 1998

Net income                               12,201                  12,137
Depreciation                              2,256                   2,488
(Gain) on marketable securities             (40)                     (6)
Change in accounts receivable              (809)                  1,689
Change in accounts payable                1,192                   1,604
Change in accrued expenses               (2,684)                 (3,613)
Change in customer deposits                 (45)                 (4,671)
Change in deferred taxes                    188                     150
                                        -------                 -------
  Net cash from operations               12,259                   9,778

Purchase of property, plant
  and equipment                          (2,191)                 (1,213)
Purchase of marketable securities          (502)                   (553)
Proceeds from investment liquidation      2,907                   1,897
                                        -------                 -------
  Net cash from investing                   214                     131

Payment of bank note                     (3,000)                 (4,500)
Proceeds from sale of common stock        2,612                   3,739
Dividends paid                           (6,694)                 (7,561)
                                        -------                 -------
  Net cash used in financing             (7,082)                 (8,322)
                                        -------                 -------

Net increase in cash and equivalents      5,391                   1,587
Cash and equivalents at beginning        18,063                   8,379
                                        -------                 -------
  Cash and equivalents at end            23,454                   9,966

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10K filed March 24, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations.

2. The earnings per share calculation for the Quarter ended March 31, 1997 and March 31, 1998 is as follows:

Earnings per Share Calculations (in thousands where applicable)
                                         3 Months Ended March 31
                                         1997             1998
Net Income                               12,201           12,137
Average number of common shares          15,975           16,133
Earnings per share                       $0.76            $0.75

The average number of common shares outstanding during the period reflects the new issuance of 108,847 shares in February 1997 and 138,499 shares in February 1998.

3. The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the three months ended Mar 31, 1997 and 1998 and therefore comprehensive income and net income are the same.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 1st Quarter 1997 to 1st Quarter 1998:
(in thousands where applicable)
                                         1997             1998           Change
Revenues                                 46,705           48,493          4%
Operating income                         19,310           18,756         (3%)
Net income                               12,201           12,137         (1%)
Earnings per average common share        $0.76            $0.75          (1%)
Cash dividends per common share          $0.42            $0.47          12%

Revenues increased by $1.8 million or 4% due to increased services provided to both existing and new customers.

Expenses increased by $2.3 million or 8% due primarily to higher staffing costs. The higher growth rate of expenses over revenues resulted in a $554 thousand or 3% decrease in operating income.

Other Income, net of other expenses, increased $436 thousand. The primary factor is the additional rental revenues received from property purchased during the third quarter of 1997. Net Income decreased $64 thousand or 1%.

Liquidity And Capital Resources
                                        Dec 31, 1997            Mar 31, 1998
Cash and cash equivalents                 8,379                   9,966
Total assets                            263,108                 260,393
Total liabilities                        73,577                  62,547
Shareholders' equity                    189,531                 197,846
Book value per share                    $11.78                  $12.19
Common shares outstanding                16,087                  16,226

As presented in the Statement of Cash Flow, net cash provided by operating activities was $9.8 million during the first three months of fiscal 1998. Net cash provided by investing activities was not significant. The payment of $7.6 million in dividends to shareholders and repaid debt of $4.5 million constituted the most significant use of cash during the first three months of 1998. The resultant net increase in cash and cash equivalents was $1.6 million for the three months ended March 31, 1998.

At March 31, 1998 the Company's total debt was $33 million as compared to $37.5 million at December 31, 1997.

Working capital requirements as well as projected capital expenditures for the remainder of fiscal 1998 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

May 14, 1998
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)