Form 10-Q
period 1998-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 1998-08-13
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at June 30, 1998 was 16,225,711

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet - December 31, 1997 and June 30, 1998             Page 3

        Statement of Income for the Second Quarter and Six Months
        ended June 30, 1997 and 1998                                    Page 4

        Statement of Shareholders' Equity for the Six Months
        ended June 30, 1997 and 1998                                    Page 4

        Statement of Cash Flow for the Six Months ended June 30,
        1997 and 1998                                                   Page 5

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

    Signatures                                                          Page 9

Part I - Financial Information

    Item 1 Financial Statements

Balance Sheet (000 omitted)
                                        Dec 31, 1997            Jun 30, 1998
Cash and equivalents                      8,379                  13,373
Marketable securities                    62,349                  55,761
Accounts receivable less reserve         26,360                  26,374
                                        -------                 -------
  Current assets                         97,088                  95,508

Furniture and fixtures                   18,506                  18,016
Computer equipment                       11,887                   8,871
Buildings                               143,126                 143,126
Land                                     26,604                  26,604
Accumulated depreciation                (36,155)                (35,384)
                                        -------                 -------
  Net property, plant and equipment     163,968                 161,233

Investments                               2,052                   1,865
                                        -------                 -------
  Total assets                          263,108                 258,606

Accounts payable                            695                   2,193
Accrued taxes                             1,749                    (100)
Accrued expenses                         15,598                  10,664
Customer deposits                        16,135                  12,576
Note payable to a bank                   18,000                  18,000
                                        -------                 -------
  Current liabilities                    52,177                  43,333

Note payable to a bank                   19,500                  10,500
Deferred income taxes                     1,900                   2,200
                                        -------                 -------
  Total liabilities                      73,577                  56,033

Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 16,047,212
  in 1997 and 16,225,711 in 1998          4,022                   4,056
Additional paid-in capital               11,335                  15,040
Retained earnings                       174,174                 183,477
                                        -------                 -------
  Shareholders' equity                  189,531                 202,573
                                        -------                 -------
  Total liabilities and
    shareholders' equity                263,108                 258,606

Statement Of Income (000 omitted)
                        3 Months Ended June 30          6 Months Ended June 30
                        1997            1998            1997            1998
Software products        32,929          29,362          64,024          59,407
Software services        15,229          17,280          29,922          34,129
Other revenue             1,304           2,291           2,221           3,890
                        -------         -------         -------         -------
  Total revenues         49,462          48,933          96,167          97,426

Operating, development   18,669          20,184          36,126          40,147
Selling, G & A           10,345          10,030          20,283          19,804
                        -------         -------         -------         -------
  Total expenses         29,014          30,214          56,409          59,951
                        -------         -------         -------         -------
  Operating income       20,448          18,719          39,758          37,475

Other income              2,459           3,849           4,897           7,869
Other expense             1,139           2,000           2,187           4,194
                        -------         -------         -------         -------
  Income before taxes    21,768          20,568          42,468          41,150

State taxes               1,907           1,827           3,722           3,687
Federal taxes             7,023           6,388          13,707          12,973
                        -------         -------         -------         -------
  Net income             12,838          12,353          25,039          24,490

Earnings/share            $0.80           $0.76           $1.56           $1.51

Statement Of Shareholders' Equity (000 omitted)
                                        6 Months Ended          6 Months Ended
                                        June 30, 1997           June 30, 1998
Shareholders' equity at beginning       162,468                 189,531
Net income                               25,039                  24,490
Sale of common stock                      2,612                   3,739
Dividends paid                          (13,434)                (15,187)
                                        -------                 -------
  Shareholders' equity at end           176,685                 202,573

Statement Of Cash Flow (000 omitted)
                                        6 Months Ended          6 Months Ended
                                        June 30, 1997           June 30, 1998
Net income                               25,039                  24,490
Depreciation                              4,476                   5,046
(Gain) on marketable securities             (40)                   (117)
Change in accounts receivable            (7,936)                    (14)
Change in accounts payable                1,203                   1,498
Change in accrued expenses               (5,298)                 (6,783)
Change in customer deposits              (1,248)                 (3,559)
Change in deferred taxes                    377                     300
                                        -------                 -------
  Net cash from operations               16,573                  20,861

Purchase of property, plant
  and equipment                          (3,112)                 (2,311)
Purchase of marketable securities        (7,149)                 (1,676)
Proceeds from investment liquidation      2,919                   8,568
                                        -------                 -------
  Net cash (used by) from investing      (7,342)                  4,581

Payment of bank note                    (14,000)                 (9,000)
Proceeds from sale of common stock        2,612                   3,739
Dividends paid                          (13,434)                (15,187)
                                        -------                 -------
  Net cash used in financing            (24,822)                (20,448)
                                        -------                 -------
Net (decrease) increase in cash
  and equivalents                       (15,591)                  4,994
Cash and equivalents at beginning        18,063                   8,379
                                        -------                 -------
  Cash and equivalents at end             2,472                  13,373

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10K filed in March 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operation.

2. The earnings per share calculation for the Three Months and Six Months ended June 30, 1997 and 1998 is as follows:

Earnings per Share Calculations (in thousands where applicable)
                        3 Months Ended June 30          6 Months Ended June 30
                        1997            1998            1997            1998
Net income              12,838          12,353          25,039          24,490
Average number of
  common shares         16,047          16,226          16,011          16,180
Earnings per share      $0.80           $0.76           $1.56           $1.51

The average number of common shares outstanding during the period reflects the new issuance of 108,847 shares in February 1997 and 138,499 shares in February 1998.

3. The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the second quarter and six months ended June 30, 1997 and 1998 and therefore comprehensive income and net income are the same.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 2nd Quarter 1998 to 2nd Quarter 1997
(in thousands where applicable)
                                        1997            1998            Change
Revenues                                49,462          48,933          (1%)
Operating income                        20,448          18,719          (8%)
Net income                              12,838          12,353          (4%)
Earnings per common share               $0.80           $0.76           (5%)
Cash dividends per common share         $0.42           $0.47           12%

Revenues decreased by $0.5 million or 1% due to the slowdown of scheduled deliveries to our largest customer, Columbia/HCA.

Expenses increased by $1.2 million or 4% due primarily to higher staffing costs. The increase in expenses, coupled by the decrease in revenues resulted in a $1.7 million or 8% decrease in operating income.

Other income, net of other expenses, increased by $0.5 million. The primary factor is the additional rental revenues received from property purchased during the third quarter of 1997. Net income decreased by $0.5 million or 4%.

Comparison of 1st Six Months 1998 to 1st Six Months 1997
(in thousands where applicable)
                                        1997            1998            Change
Revenues                                96,167          97,426           1%
Operating income                        39,758          37,475          (6%)
Net income                              25,039          24,490          (2%)
Earnings per average common share       $1.56           $1.51           (3%)
Cash dividends per common share         $0.84           $0.94           12%

Revenues increased by $1.3 million or 1% due to increased orders received from both existing and new customers, after offset by the slowdown of scheduled deliveries to our largest customer, Columbia/HCA.

Expenses increased by $3.5 million or 6% due primarily to higher staffing costs. The higher growth rate of expenses over revenues resulted in a $2.3 million or 6% decrease in operating income.

Other income, net of other expenses, increased by $1.0 million. The primary factor is the additional rental revenues received from property purchased during the third quarter of 1997. Net Income decreased by $0.5 million or 2%.

Liquidity And Capital Resources (in thousands where applicable)
                                        Dec 31, 1997            Jun 30, 1998
Cash and cash equivalents                 8,379                  13,373
Total assets                            263,108                 258,606
Total liabilities                        73,577                  56,033
Shareholders' equity                    189,531                 202,573
Book value per share                    $11.78                  $12.48
Common shares outstanding                16,087                  16,226

As presented in the Statement of Cash Flow, net cash from operations was $20.9 million during the first six months of fiscal 1998. Net cash from investing was not significant. The payment of $15.2 million in dividends to shareholders and repayment of $9 million of debt to a bank constituted the most significant use of cash during the first half of fiscal 1998. The resultant net increase in cash and equivalents was $5 million for the six months ended June 30, 1998.

At June 30, 1998 the Company's total debt was $28.5 million as compared to $37.5 million at December 31, 1997.

Working capital requirements for the remainder of fiscal 1998 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Shareholders

At the Company's Annual Meeting of Shareholders held on April 27, 1998, the shareholders voted as follows, in each case by a total of 13,268,153 shares in favor and none opposed.

i) To fix the number of directors of the corporation at eight.

ii) To elect as directors A. Neil Pappalardo, Roland L. Driscoll, Jerome H. Grossman, Lawrence A. Polimeno, Edward B. Roberts, Morton E. Ruderman and Louis P. Valente until the 1999 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified.

iii) To select Messrs. Arthur Andersen, LLP as auditors of the Corporation for the current fiscal year.

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended June 30, 1998.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

August 11, 1998
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)