Form 10-Q
period 1998-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 1998-11-05
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at September 30,1998 was 16,225,711

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet - December 31, 1997 and September 30, 1998        Page 3

        Statement of Income for the Third Quarter and Nine Months
        ended September 30, 1997 and 1998                               Page 4

        Statement of Shareholders' Equity for the Nine Months
        ended September 30, 1997 and 1998                               Page 4

        Statement of Cash Flow for the Nine Months ended September 30,
        1997 and 1998                                                   Page 5

        Notes to Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 9

    Signatures                                                          Page 9

Part I - Financial Information

    Item 1 Financial Statements

Balance Sheet (000 omitted)
                                        Dec 31, 1997            Sep 30, 1998
Cash and equivalents                      8,379                   3,595
Marketable securities                    62,349                  68,608
Accounts receivable less reserve         26,360                  26,336
                                        -------                 -------
  Current assets                         97,088                  98,539

Furniture and fixtures                   18,506                  18,372
Computer equipment                       11,887                   9,240
Buildings                               143,126                 143,126
Land                                     26,604                  26,604
Accumulated depreciation                (36,155)                (37,915)
                                        -------                 -------
  Net property, plant and equipment     163,968                 159,427

Investments                               2,052                   1,773
                                        -------                 -------
  Total assets                          263,108                 259,739

Accounts payable                            695                   2,222
Accrued taxes                             1,749                     367
Accrued expenses                         15,598                  14,804
Customer deposits                        16,135                  13,162
Note payable to a bank                   18,000                  18,000
                                        -------                 -------
  Current liabilities                    52,177                  48,555

Note payable to a bank                   19,500                   1,500
Deferred income taxes                     1,900                   2,350
                                        -------                 -------
  Total liabilities                      73,577                  52,405

Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 16,047,212
  in 1997 and 16,225,711 in 1998          4,022                   4,056
Additional paid-in capital               11,335                  15,040
Retained earnings                       174,174                 188,238
                                        -------                 -------
  Shareholders' equity                  189,531                 207,334
                                        -------                 -------
  Total liabilities and
    shareholders' equity                263,108                 259,739

Statement Of Income (000 omitted)
                        3 Months Ended Sep 30           9 Months Ended Sep 30
                        1997            1998            1997            1998
Software products        34,331          27,780          98,355          87,187
Software services        15,771          17,749          45,692          51,878
Other revenue             1,082           4,393           3,304           8,283
                        -------         -------         -------         -------
  Total revenues         51,184          49,922         147,351         147,348

Operating, development   18,989          19,989          55,115          60,136
Selling, G & A           11,197          11,078          31,480          30,882
                        -------         -------         -------         -------
  Total expenses         30,186          31,067          86,595          91,018
                        -------         -------         -------         -------
  Operating income       20,998          18,855          60,756          56,330

Other income              3,020           4,132           7,917          12,001
Other expense             1,476           2,086           3,663           6,280
                        -------         -------         -------         -------
  Income before taxes    22,542          20,901          65,010          62,051

State taxes               1,289           2,022           5,011           5,709
Federal taxes             7,746           6,492          21,453          19,465
                        -------         -------         -------         -------
  Net income             13,507          12,387          38,546          36,877

Earnings/share            $0.84           $0.76           $2.41           $2.28

Statement Of Shareholders' Equity (000 omitted)
                                        9 Months Ended          9 Months Ended
                                        Sep 30, 1997            Sep 30, 1998
Shareholders' equity at beginning       162,468                 189,531
Net income                               38,546                  36,877
Sale of common stock                      2,612                   3,739
Dividends paid                          (20,174)                (22,813)
                                        -------                 -------
  Shareholders' equity at end           183,452                 207,334

Statement Of Cash Flow (000 omitted)
                                        9 Months Ended          9 Months Ended
                                        Sep 30, 1997            Sep 30, 1998
Net income                               38,546                  36,877
Depreciation                              6,871                   7,577
(Gain) Loss on marketable securities         51                    (452)
Change in accounts receivable            (3,960)                     24
Change in accounts payable                1,278                   1,527
Change in accrued expenses                1,056                  (2,176)
Change in customer deposits               1,577                  (2,973)
Change in deferred taxes                    566                     450
                                        -------                 -------
  Net cash from operations               45,985                  40,854

Purchase of property, plant
  and equipment                         (56,819)                 (3,036)
Purchase of marketable securities       (13,441)                (31,928)
Proceeds from investment liquidation     12,064                  26,400
                                        -------                 -------
  Net cash used in investing           (58,196)                 (8,564)

Proceeds from bank note                  43,000                       0
Payment of bank note                    (22,500)                (18,000)
Proceeds from sale of common stock        2,612                   3,739
Dividends paid                          (20,174)                (22,813)
                                        -------                 -------
  Net cash (used in) from financing       2,938                 (37,074)
                                        -------                 -------
Net (decrease) increase in cash
  and equivalents                        (9,273)                 (4,784)
Cash and equivalents at beginning        18,063                   8,379
                                        -------                 -------
  Cash and equivalents at end             8,790                   3,595

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

2. The earnings per share calculation for the Three Months and Nine Months ended September 30, 1997 and 1998 is as follows:

Earnings per Share Calculations (in thousands where applicable)
                        3 Months Ended Sep 30           9 Months Ended Sep 30
                        1997            1998            1997            1998
Net income              13,507          12,387          38,546          36,877
Average number of
  common shares         16,047          16,226          16,023          16,195
Earnings per share      $0.84           $0.76           $2.41           $2.28

The average number of common shares outstanding during the period reflects the new issuance of 108,847 shares in February 1997 and 138,499 shares in February 1998.

3. The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the third quarter and nine months ended September 30, 1997 and 1998 and therefore comprehensive income and net income are the same.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 3rd Quarter 1998 to 3rd Quarter 1997
(in thousands where applicable)
                                        1997            1998            Change
Revenues                                51,184          49,922          (2%)
Operating income                        20,998          18,855         (10%)
Net income                              13,507          12,387          (8%)
Earnings per common share               $0.84           $0.76          (10%)
Cash dividends per common share         $0.42           $0.47           12%

Revenues decreased by $1.3 million or 2% due to the slowdown of scheduled deliveries to our largest customer, Columbia/HCA.

Expenses increased by $0.9 million or 3% due primarily to 4% higher staff level and associated costs. The increase in expenses, coupled by the decrease in revenues, resulted in a $2.1 million or 10% decrease in operating income.

Other income, net of other expenses, increased by $0.8 million. The primary factor is the additional rental revenues received from property purchased during the third quarter of 1997. Net income decreased by $1.1 million or 8%.

Comparison of 1st Nine Months 1998 to 1st Nine Months 1997
(in thousands where applicable)
                                        1997            1998            Change
Revenues                               147,351         147,348          --%
Operating income                        60,756          56,330          (7%)
Net income                              38,546          36,877          (4%)
Earnings per average common share       $2.41           $2.28           (5%)
Cash dividends per common share         $1.26           $1.41           12%

Revenues were flat as a result of increased orders received from both existing and new customers that were offset by the slowdown of scheduled deliveries to our largest customer, Columbia/HCA.

Expenses increased by $4.4 million or 5% due primarily to 4% higher staffing levels and associated costs. The higher growth rate of expenses over revenues resulted in a $4.4 million or 7% decrease in operating income.

Other income, net of other expenses, increased by $1.5 million. The primary factor is the additional rental revenues received from property purchased during the third quarter of 1997. Net Income decreased by $1.7 million or 4%.

Liquidity And Capital Resources (in thousands where applicable)
                                        Dec 31, 1997            Sep 30, 1998
Cash and cash equivalents                 8,379                   3,595
Total assets                            263,108                 259,739
Total liabilities                        73,577                  52,405
Shareholders' equity                    189,531                 207,334
Common shares outstanding                16,087                  16,226
Book value per share                    $11.78                  $12.78

As presented in the Statement of Cash Flow, net cash from operations was $40.9 million during the first nine months of fiscal 1998. $8.6 million was used in investing to increase our holdings in marketable securities and for the purchase of additional equipment. The payment of $22.8 million in dividends to shareholders and repayment of $18 million of debt to a bank constituted the most significant use of cash during the first nine months of fiscal 1998. The resultant net decrease in cash and equivalents was $4.8 million for the nine months ended September 30, 1998.

At September 30, 1998 the Company's total debt was $19.5 million as compared to $37.5 million at December 31, 1997.

Working capital requirements for the remainder of fiscal 1998 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

November 2, 1998
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)