Form 10-K
period 1998-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 1999-05-13
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at December 31, 1998 was 16,265,711

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

    Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                            Page 11

    Item 13 - Certain Relationships and Related Transactions            Page 11

Part IV

    Item 14 - Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                               Page 12

    Signatures                                                          Page 12

Part I

    Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH or the Company) was founded in 1969 to develop and market information system software for the hospital industry. 1998 revenues reached $204 million and at year-end MEDITECH had a product backlog of $144 million and more than 1,900 employees.

By the end of 1998 MEDITECH had over 1,175 active hospital customers throughout the U.S., Canada and the U.K., as well as a backlog of over 100 hospitals waiting implementation. The implementation process consists of teaching hospital personnel about the operation of the software as well as training them on how to use it in their daily activity. Once the hospital goes live, MEDITECH maintains and updates the software thereafter.

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

COLUMBIA HEALTH CARE

Columbia/HCA owns and operates over 300 hospitals in the U.S., Canada, and the U.K. and is MEDITECH's largest customer. By the end of 1998 MEDITECH had implemented clinical systems in most of their hospitals. They represented 21% of our revenues in 1997 and 17% of our revenues in 1998. In the 3rd quarter 1997 Columbia/HCA underwent a major change in leadership and since then have made public statements to the effect that they are undergoing a transition in business strategy and will be downsizing. During 1998 we saw a decline in revenues generated from them and a decline in new orders received. This trend is expected to continue indefinitely.

    ITEM 2 - Properties

As of December 31, 1998 the Company owned five facilities containing about
1.1 million square feet of space, all being well maintained Class A properties in the greater Boston area. The Company occupies 60% of the space and the remaining 40% is leased to various tenants. The Company has adequate space for its reasonable needs over the next few years.

    ITEM 3 - Legal Proceedings

There are no material pending legal proceedings against the Company, nor were any initiated during the year 1998.

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

At December 31, 1998 there were 790 holders of record of its Common Stock and 16,265,711 shares outstanding.

The Company has paid quarterly cash dividends continously since 1980.

    ITEM 6 - Selected Financial Data

For the Five Years Ended December 31, 1998 (in thousands where applicable):
                                   1994      1995      1996      1997      1998
Operations:
    Revenue                    $124,223  $143,721  $167,884  $193,805  $203,813
    Operating income             51,255    58,513    69,550    78,286    79,583
    Net income                   32,190    37,085    44,350    50,284    53,281
    Average shares               15,641    15,782    15,863    16,029    16,203
    Earnings per share            $2.06     $2.35     $2.80     $3.14     $3.29

Financial Position:
   Cash and cash equivalents    $12,907    $6,512   $18,063    $8,379   $10,014
   Total assets                 137,755   197,998   218,339   263,108   266,600
   Total liabilities             20,006    60,170    55,871    73,577    49,328
   Shareholders' equity         117,749   137,828   162,468   189,531   217,272
   Shares outstanding            15,686    15,831    15,938    16,087    16,266
   Book value per share           $7.51     $8.71    $10.19    $11.78    $13.36

Other Data:
   Working capital              $60,711   $47,573   $60,373   $44,911   $59,032
   Cash flow from operations     35,218    41,443    56,413    62,195    59,788
   Depreciation                   3,294     4,809     6,155     9,084    10,078
   Cash dividends per share       $1.04     $1.24     $1.40     $1.68     $1.88

    ITEM 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Comparison of Fiscal Years ended December 31, 1997 and 1998:

1998 Revenue increased 5% to $203.8 million, while 1998 Operating Income increased only 2% to $79.6 million. During the year the Company experienced a decrease in the product revenue attributable to a decline in implementations for Columbia/HCA. Staff size was not reduced in response as new orders requiring future implementations increased significantly during the second half of the year. The result of this caused growth in Operating Expenses to exceed growth in Revenue. 1998 Operating Expenses increased 8% to $124.2M due to a 6% increase in staff size and a continued moderate increase in employee salaries.

Other Income, net of Other Expense, increased from $6.4 million in 1997 to $8.5 million in 1998 due primarily to an increase in rental income ($0.9 million) and a gain on redemptions and sales of marketable securities ($1.4 million).

The Company's effective tax rate decreased from 41% to 40% in 1998.

Comparison of Fiscal Years Ended December 31, 1996 and 1997:

1997 Revenue increased 15% to $193.8 million, while 1997 Operating Income increased by 13% to $78.3 million. During the 4th quarter the Company experienced a decrease in the product revenue attributable to a slowdown in implementations for Columbia/HCA. During the quarter staff size was not reduced in response. The result of this caused growth in Operating Expenses to exceed growth in Revenue. 1997 Operating Expenses increased 17% to $115.5 million due to a 12% increase in staff size, a moderate increase in employee salaries and a significant increase in depreciation.

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

    ITEM 8 - Financial Statements and Supplementary Data

The Financial Statements are included as part of Exhibit 13 (Annual Report to Shareholders)

OPERATING RESULTS BY QUARTER:

For the Two Years Ended December 31, 1998 (in thousands where applicable):
                                Mar 31    Jun 30    Sep 30    Dec 31
1997
   Revenue                     $46,705   $49,462   $51,184   $46,454
   Operating income             19,310    20,448    20,998    17,530
   Net income                   12,201    12,838    13,507    11,738
   Earnings per share             $.76      $.80      $.84      $.73
1998
   Revenue                     $48,493   $48,933   $49,922   $56,465
   Operating income             18,756    18,719    18,855    23,253
   Net income                   12,137    12,353    12,387    16,404
   Earnings per share             $.75      $.76      $.77     $1.01

    ITEM 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

None.

PART III

    ITEM 10 - Directors and Executive Officers of the Registrant

The positions held by each Director and Officer of the Company are shown below. There are no family relationships among the following persons.

Name of Director or Officer    Age    Position with the Company

A. Neil Pappalardo              56    Chief Executive Officer, Chairman of
                                      the Board and Director
Lawrence A. Polimeno            57    Chief Operating Officer, President and
                                      Director
Morton E. Ruderman              62    Director
Jerome H. Grossman              59    Director
Edward B. Roberts               63    Director
Roland L. Driscoll              69    Director
L.P. Dan Valente                68    Director
Howard Messing                  46    Executive Vice President
Barbara A. Manzolillo           46    Chief Financial Officer, Treasurer and
                                      Assistant Clerk
Edward G. Pisinski              55    Senior Vice President
Roberta E. Grigg                55    Senior Vice President
Christopher J. Anschuetz        46    Vice President
Robert S. Gale                  52    Vice President
Steven B. Koretz                46    Vice President
Stuart N. Lefthes               45    Vice President
Joanne Wood                     45    Vice President
Jane E. Currier                 46    Chief Corporate Counsel and Clerk

All Directors are elected each year at the annual meeting of shareholders. All Officers are elected at the first meeting of the Board following the annual meeting of shareholders and hold office for one year. The Board of Directors has an Audit Committee, an Executive Compensation Committee, and a Charitable Contribution Committee.

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

There were no failures to file or late filings under Section 16(a)

   ITEM 11 - Executive Compensation

The following table sets forth the compensation received by the Company's Chief Executive Officer and the four most highly compensated other Officers for the three fiscal years ended December 31, 1996, 1997 and 1998.

SUMMARY COMPENSATION TABLE

Name and Position           Year        Salary      Bonus       Other

A. Neil Pappalardo          1998      $360,000   $725,345           0
  Chairman and Chief        1997       360,000    727,676           0
  Executive Officer         1996       360,000    725,000           0

Lawrence A. Polimeno        1998      $240,000   $625,345      $5,816
  President and Chief       1997       240,000    627,676       6,042
  Operating Officer         1996       240,000    625,000       5,962

Howard Messing              1998      $180,000   $375,345      $5,816
  Executive Vice President  1997       180,000    377,676       6,042
                            1996       156,000    375,000       5,962

Edward G. Pisinski          1998      $156,000   $300,345      $5,816
  Senior Vice President     1997       156,000    302,676       6,042
  Sales and Marketing       1996       156,000    300,000       5,962

Barbara A. Manzolillo       1998      $144,000   $225,345      $5,816
  Chief Financial Officer   1997       144,000    227,676       6,042
  and Treasurer             1996       132,000    225,000       5,962

Compensation of Executive Officers: There are no employment contracts or agreements in effect for any officer of the Company. The Board of Directors annually sets the total amount to be allocated in the General Bonus Program instituted for the recognition of services rendered by all officers and employees. In addition, the Board of Directors annually sets the total amount to be allocated in the Officer Bonus Program instituted for the recognition of services rendered exclusively by the officers. Finally, the Executive Compensation Committee (composed of Mr. Roberts and Mr. Ruderman) sets Mr. Pappalardo's annual salary and individual bonus.

Pension Plan: The Company maintains a qualified defined contribution plan for all employees known as the Medical Information Technology, Inc. Profit Sharing Plan. All employees of the Company who have completed one year of service participate in the Plan. The Board of Directors sets the annual contribution which is allocated in proportion to total compensation (capped at $100,000) of all eligible members for the Plan year. No allocation is allowable under this Plan to owners of 10% or more of the Company's common stock. Contributions by members are not permitted. Benefits under the plan become fully vested after five years of continuous service with the Company. Lump sum cash payment is made upon retirement, death, disability, financial hardship or termination of employment.

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

    ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of December 31, 1998 with respect to the shares of Common Stock beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding Common Stock, each Director of the Company, each Executive Officer named in the Summary Compensation Table and by all Directors and Officers of the Company as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

                                    Number of Shares       Percentage
                                    of Common Stock        of Shares of
Name                                Beneficially Owned     Common Stock

A. Neil Pappalardo                     4,300,000               26.44%
Morton E. Ruderman                     2,207,919               13.57%
Jerome Grossman                          600,675                3.69%
Lawrence A. Polimeno                     560,630                3.45%
Edward B. Roberts                        366,713                2.25%
Roland L. Driscoll                       264,000                1.62%
Edward G. Pisinski                       147,500                  <1%
Howard Messing                           125,000                  <1%
Barbara A. Manzolillo                     84,500                  <1%
L. P. Dan Valente                         42,500                  <1%
Directors and Executive Officers
   as a Group (16 persons)             8,924,437               54.87%
Curtis W. Marble                       1,865,052               11.47%
Medical Information Technology Inc.
   Profit Sharing Trust                1,545,331                9.50%

The address of all Officers and Directors is in care of the Company, MEDITECH Circle, Westwood, MA 02090.

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

There were no reports filed on Form 8-K during the quarter ended December 31, 1998.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

March 24, 1999
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)