Form 10-Q
period 1999-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 1999-05-13
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at March 31, 1999 was 16,417,286.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet as of December 31, 1998 and March 31, 1999        Page 3

        Statement of Income for the Three Months
        ended March 31, 1998 and 1999                                   Page 4

        Statement of Shareholders' Equity for the Three Months
        ended March 31, 1998 and 1999                                   Page 4

        Statement of Cash Flow for the Three Months
        ended March 31, 1998 and 1999                                   Page 5

        Notes To Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 8

    Signatures                                                          Page 8

Part I - Financial Information

    Item 1 - Financial Statements

Balance Sheet (000 omitted)
                                        Dec 31, 1998            Mar 31, 1999
Cash and equivalents                     10,014                  13,429
Marketable securities                    67,923                  73,516
Accounts receivable less reserve         27,923                  28,813
                                        -------                 -------
  Current assets                        105,860                 115,758

Computer equipment                        9,693                  10,079
Furniture and fixtures                   19,976                  21,315
Buildings                               143,126                 143,126
Land                                     26,604                  26,604
Accumulated depreciation                (40,416)                (42,451)
                                        -------                 -------
  Net property, plant and equipment     158,983                 158,673

Investments                               1,757                   1,739
                                        -------                 -------
  Total assets                          266,600                 276,170

Accounts payable                            589                   1,563
Accrued taxes                             2,643                   7,306
Accrued expenses                         16,511                   7,591
Customer deposits                        12,086                  19,135
Note payable to a bank                   15,000                  10,500
                                        -------                 -------
  Current liabilities                    46,829                  46,095

Deferred income taxes                     2,500                   2,625
                                        -------                 -------
  Total liabilities                      49,329                  48,720

Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 16,265,711
  in 1998 and 16,417,286 in 1999          4,066                   4,104
Additional paid-in capital               16,190                  20,548
Retained earnings                       197,015                 202,798
                                        -------                 -------
  Shareholders' equity                  217,271                 227,450
                                        -------                 -------
  Total liabilities and
    shareholders' equity                266,600                 276,170

Statement Of Income (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1998            Mar 31, 1999
Software products                        31,644                  35,370
Software services                        16,849                  19,086
                                        -------                 -------
  Total revenues                         48,493                  54,456

Operating, development                   19,963                  21,907
Selling, G&A                              9,774                  10,840
                                        -------                 -------
  Total expenses                         29,737                  32,747
                                        -------                 -------
  Operating income                       18,756                  21,709

Other income                              4,020                   3,718
Other expense                             2,194                   2,100
                                        -------                 -------
  Income before taxes                    20,582                  23,327

State taxes                               1,860                   2,105
Federal taxes                             6,585                   7,307
                                        -------                 -------
  Net income                             12,137                  13,915

Earnings/share                            $0.75                   $0.85

Statement Of Shareholders' Equity (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1998            Mar 31, 1999
Shareholders' equity at beginning       189,531                 217,271
Net income                               12,137                  13,915
Sale of common stock                      3,739                   4,396
Dividends paid                           (7,561)                 (8,132)
                                        -------                 -------
  Shareholders' equity at end           197,846                 227,450

Statement Of Cash Flow (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1998            Mar 31, 1999
Net income                               12,137                  13,915
Depreciation                              2,488                   2,035
Gain on marketable securities                (6)                    --
Change in accounts receivable             1,689                    (890)
Change in accounts payable                1,604                     973
Change in accrued expenses               (3,613)                 (4,256)
Change in customer deposits              (4,671)                  7,049
Change in deferred taxes                    150                     125
                                        -------                 -------
  Net cash from operations                9,778                  18,951

Purchase of property, plant
  and equipment                          (1,213)                 (1,725)
Purchase of marketable securities          (553)                 (5,592)
Proceeds from investment liquidation      1,897                      18
                                        -------                 -------
  Net cash from (used in) investing         131                  (7,299)

Payment of bank note                     (4,500)                 (4,500)
Proceeds from sale of common stock        3,739                   4,396
Dividends paid                           (7,561)                 (8,133)
                                        -------                 -------
  Net cash used in financing             (8,322)                 (8,237)
                                        -------                 -------

Net increase in cash and equivalents      1,587                   3,415
Cash and equivalents at beginning         8,379                  10,014
                                        -------                 -------
  Cash and equivalents at end             9,966                  13,429

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10K filed March 24, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations.

2. The earnings per share calculation for the Quarter ended March 31, 1998 and March 31, 1999 is as follows:

Earnings per Share Calculations (in thousands where applicable)
                                        3 Months Ended  3 Months Ended
                                        Mar 31, 1998    Mar 31, 1999
Net Income                              12,137          13,915
Average number of common shares         16,133          16,316
Earnings per share                       $0.75           $0.85

The average number of common shares outstanding during the period reflects the issuance of 138,499 shares in February 1998 and 151,575 shares in February 1999.

3. The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS
130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the three months ended March 31, 1998 and 1999 and therefore comprehensive income and net income are the same.

4. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segements of an Enterprise and Related Information, effective December 31, 1998. Based on the criteria set forth in SFAS 131 the company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the quarter ended March 31, 1999, 88% of our operating revenue was derived from the United States, 10% from Canada and 2% from other countries.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 1st Quarter 1998 to 1st Quarter 1999:
(in thousands where applicable)
                                        3 Months Ended  3 Months Ended  Change
                                        Mar 31, 1998    Mar 31, 1999
Revenues                                48,493          54,456          12%
Operating income                        18,756          21,709          16%
Net income                              12,137          13,915          15%
Average number of common shares         16,133          16,316           1%
Earnings per average common share        $0.75           $0.85          13%
Cash dividends per common share          $0.47           $0.50           6%

Revenues increased by $6.0 million or 12% due to increased services provided to both existing and new customers.

Expenses increased by $3.0 million or 10% due primarily to higher staffing costs. The higher growth rate of revenues over expenses resulted in a $3.0 million or 16% increase in operating income.

Other Income, net of other expenses, decreased $208 thousand. The primary factor was an increase in general overhead expenses associated with other income and expense administration. Net Income increased by $1.8 million or 16%.

Liquidity And Capital Resources (in thousands where applicable)
                                        Dec 31, 1998    Mar 31, 1999
Cash and cash equivalents                10,014          13,429
Total assets                            266,600         276,170
Total liabilities                        49,329          48,720
Shareholders' equity                    217,271         227,450
Common shares outstanding                16,266          16,417
Book value per share                     $13.36          $13.85

As presented in the Statement of Cash Flow, net cash provided by operating activities was $19.0 million during the first three months of fiscal 1999. Net cash used in investing activities was $7.3 million. The payment of $8.1 million in dividends to shareholders constituted the most significant use of cash during the first three months of 1999. The resultant net increase in cash and cash equivalents was $3.4 million for the three months ended March 31,1999.

At March 31, 1999 the Company's total debt was $10.5 million as compared to $15.0 million at December 31, 1998.

Working capital requirements as well as projected capital expenditures for the remainder of fiscal 1999 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended March 31, 1999.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

May 4, 1999
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)