Form 10-Q
period 1999-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 1999-08-11
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at June 30, 1999 was 16,417,286.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet as of December 31, 1998 and June 30, 1999         Page 3

        Statement of Income for the Second Quarter and Six Months
        ended June 30, 1998 and 1999                                    Page 4

        Statement of Shareholders' Equity for the Six Months
        ended June 30, 1998 and 1999                                    Page 4

        Statement of Cash Flow for the Six Months ended June 30,
        1998 and 1999                                                   Page 5

        Notes To Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Shareholders            Page 8

    Item 6 - Exhibits and Reports on Form 8-K                           Page 9

    Signatures                                                          Page 9

Part I - Financial Information

    Item 1 - Financial Statements

Balance Sheet (000 omitted)
                                        Dec 31, 1998            Jun 30, 1999
Cash and equivalents                     10,014                   2,300
Marketable securities                    67,923                  81,588
Accounts receivable less reserve         27,923                  31,326
                                        -------                 -------
  Current assets                        105,860                 115,214

Computer equipment                        9,693                   9,923
Furniture and fixtures                   19,976                  19,515
Buildings                               143,126                 143,126
Land                                     26,604                  26,604
Accumulated depreciation                (40,416)                (41,636)
                                        -------                 -------
  Net property, plant and equipment     158,983                 157,532

Investments                               1,757                   1,671
                                        -------                 -------
  Total assets                          266,600                 274,417

Accounts payable                            589                   1,353
Accrued taxes                             2,643                     418
Accrued expenses                         16,511                  12,594
Customer deposits                        12,086                  16,707
Note payable to a bank                   15,000                   6,000
                                        -------                 -------
  Current liabilities                    46,829                  37,072

Deferred income taxes                     2,500                   2,750
                                        -------                 -------
  Total liabilities                      49,329                  39,822

Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 16,265,711
  in 1998 and 16,417,286 in 1999          4,066                   4,104
Additional paid-in capital               16,190                  20,548
Retained earnings                       197,015                 209,943
                                        -------                 -------
  Shareholders' equity                  217,271                 234,595
                                        -------                 -------
  Total liabilities and
    shareholders' equity                266,600                 274,417

Statement Of Income (000 omitted)
                        3 Months Ended June 30          6 Months Ended June 30
                        1998            1999            1998            1999
Software products        31,653          37,530          63,297          72,899
Software services        17,280          19,837          34,129          38,924
                        -------         -------         -------         -------
  Total revenues         48,933          57,367          97,426         111,823

Operating, development   20,184          22,167          40,147          44,164
Selling, G & A           10,030          11,614          19,804          22,454
                        -------         -------         -------         -------
  Total expenses         30,214          33,781          59,951          66,618
                        -------         -------         -------         -------
  Operating income       18,719          23,496          37,475          45,205

Other income              3,849           3,775           7,869           7,492
Other expense             2,000           1,698           4,194           3,797
                        -------         -------         -------         -------
  Income before taxes    20,568          25,573          41,150          48,900

State taxes               1,827           2,307           3,687           4,412
Federal taxes             6,388           7,912          12,973          15,219
                        -------         -------         -------         -------
  Net income             12,353          15,354          24,490          29,269

Earnings/share            $0.76           $0.94           $1.51           $1.79

Statement Of Shareholders' Equity (000 omitted)
                                        6 Months Ended          6 Months Ended
                                        Jun 30, 1998            Jun 30, 1999
Shareholders' equity at beginning       189,531                 217,271
Net income                               24,490                  29,269
Sale of common stock                      3,739                   4,396
Dividends paid                          (15,187)                (16,341)
                                        -------                 -------
  Shareholders' equity at end           202,573                 234,595

Statement Of Cash Flow (000 omitted)
                                        6 Months Ended          6 Months Ended
                                        Jun 30, 1998            Jun 30, 1999
Net income                               24,490                  29,269
Depreciation                              5,046                   4,069
Gain on marketable securities              (117)
Change in accounts receivable               (14)                 (3,403)
Change in accounts payable                1,498                     764
Change in accrued expenses               (6,783)                 (6,142)
Change in customer deposits              (3,559)                  4,621
Change in deferred taxes                    300                     250
                                        -------                 -------
  Net cash from operations               20,861                  29,428

Purchase of property, plant
  and equipment                          (2,311)                 (2,618)
Purchase of marketable securities        (1,676)                (13,665)
Proceeds from investment liquidation      8,568                      86
                                        -------                 -------
  Net cash from (used in) investing       4,581                 (16,197)

Payment of bank note                     (9,000)                 (9,000)
Proceeds from sale of common stock        3,739                   4,396
Dividends paid                          (15,187)                (16,341)
                                        -------                 -------
  Net cash used in financing            (20,448)                (20,945)
                                        -------                 -------
Net increase (decrease) in cash
  and equivalents                         4,994                  (7,714)
Cash and equivalents at beginning         8,379                  10,014
                                        -------                 -------
  Cash and equivalents at end            13,373                   2,300

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

2. The earnings per share calculation for the Three Months and Six Months ended June 30, 1998 and June 30, 1999 is as follows:

Earnings per Share Calculations (in thousands where applicable)
                        3 Months Ended June 30          6 Months Ended June 30
                        1998            1999            1998            1999
Net income              12,353          15,354          24,490          29,269
Average number of
  common shares         16,226          16,417          16,180          16,367
Earnings per share      $ .76           $ .94           $1.51           $1.79

The average number of common shares outstanding during the period reflects the issuance of 138,499 shares in February 1998 and 151,575 shares in February 1999.

3. The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS
130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the six months ended June 30, 1998 and 1999 and therefore comprehensive income and net income are the same.

4. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segements of an Enterprise and Related Information, effective December 31, 1998. Based on the criteria set forth in SFAS 131 the company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first six months of 1999, 87% of our operating revenue was derived from the United States, 12% from Canada and 1% from other countries.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 2nd Quarter 1998 to 2nd Quarter 1999:
(in thousands where applicable)
                                        3 Months Ended  3 Months Ended  Change
                                        Jun 30, 1998    Jun 30, 1999
Revenues                                48,933          57,367          17%
Operating income                        18,719          23,496          25%
Net income                              12,353          15,354          24%
Average number of common shares         16,180          16,367           1%
Earnings per average common share        $0.76           $0.94          24%
Cash dividends per common share          $0.47           $0.50           6%

Revenues increased by $8.4 million or 17% due to increased services provided to both existing and new customers.

Expenses increased by $3.7 million or 12% due primarily to higher staffing costs. The higher growth rate of revenues over expenses resulted in a $4.8 million or 25% increase in operating income.

Other Income, net of other expenses, increased $228 thousand. The primary factor was a decrease in interest expense. Net Income increased by $3.0 million or 24%.

Liquidity And Capital Resources (in thousands where applicable)
                                        Dec 31, 1998    Jun 30, 1999
Cash and cash equivalents                10,014           2,300
Total assets                            266,600         274,417
Total liabilities                        49,329          39,822
Shareholders' equity                    217,271         234,595
Common shares outstanding                16,266          16,417
Book value per share                     $13.36          $14.29

As presented in the Statement of Cash Flow, net cash provided by operating activities was $29.4 million during the first six months of fiscal 1999. Net cash used in investing activities was $16.2 million. The payment of $16.3 million in dividends to shareholders constituted the most significant use of cash during the first six months of 1999. The net decrease in cash and cash equivalents was $7.7 million for the six months ended June 30, 1999.

At June 30, 1999 the Company's total debt was $6.0 million as compared to $15.0 million at December 31, 1998.

Working capital requirements as well as projected capital expenditures for the remainder of fiscal 1999 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Shareholders

At the Company's Annual Meeting of Shareholders held on April 26, 1999, the shareholders voted as follows, in each case by a total of 13,094,761 shares in favor and none opposed.

i) To fix the number of directors of the corporation at eight.

ii) To elect as directors A. Neil Pappalardo, Roland L. Driscoll, Jerome H. Grossman, Lawrence A. Polimeno, Edward B. Roberts, Morton E. Ruderman and Louis P. Valente until the 2000 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified.

iii) To ratify the selection of Messrs. Arthur Andersen, LLP as auditors of the Corporation for the current fiscal year.

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended June 30, 1999.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

August 5, 1999
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)