Form 10-Q
period 1999-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 1999-11-16
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at September 30,1999 was 16,417,286

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet - December 31, 1998 and September 30, 1999        Page 3

        Statement of Income for the Third Quarter and Nine Months
        ended September 30, 1998 and 1999                               Page 4

        Statement of Shareholders' Equity for the Nine Months
        ended September 30, 1998 and 1999                               Page 4

        Statement of Cash Flow for the Nine Months ended September 30,
        1998 and 1999                                                   Page 5

        Notes to Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 9

    Signatures                                                          Page 9

Part I - Financial Information

    Item 1 Financial Statements

Balance Sheet (000 omitted)
                                        Dec 31, 1998            Sep 30, 1999
Cash and equivalents                     10,014                   7,764
Marketable securities                    67,923                  84,006
Accounts receivable less reserve         27,923                  29,392
                                        -------                 -------
  Current assets                        105,860                 121,162

Computer Equipment                        9,693                  10,212
Furniture and Fixtures                   19,976                  21,372
Buildings                               143,126                 143,126
Land                                     26,604                  26,604
Accumulated depreciation                (40,416)                (43,623)
                                        -------                 -------
  Net property, plant and equipment     158,983                 157,691

Investments                               1,757                   1,648
                                        -------                 -------
  Total assets                          266,600                 280,501

Accounts payable                            589                   1,313
Accrued taxes                             2,643                     744
Accrued expenses                         16,511                  17,456
Customer deposits                        12,086                  14,755
Note payable to a bank                   15,000                   1,500
                                        -------                 -------
  Current liabilities                    46,829                  35,768

Deferred income taxes                     2,500                   3,075
                                        -------                 -------
  Total liabilities                      49,329                  38,843

Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 16,265,711
  in 1998 and 16,417,286 in 1999          4,066                   4,104
Additional paid-in capital               16,190                  20,548
Retained earnings                       197,015                 217,006
                                        -------                 -------
  Shareholders' equity                  217,271                 241,658
                                        -------                 -------
  Total liabilities and
    shareholders' equity                266,600                 280,501

Statement Of Income (000 omitted)
                        3 Months Ended Sep 30           9 Months Ended Sep 30
                        1998            1999            1998            1999
Software products        32,173          35,857          95,470         108,757
Software services        17,749          20,615          51,878          59,539
                        -------         -------         -------         -------
  Total revenues         49,922          56,472         147,348         168,296

Operating, development   19,989          21,912          60,136          66,077
Selling, G & A           11,078          11,540          30,882          33,994
                        -------         -------         -------         -------
  Total expenses         31,067          33,452          91,018         100,071
                        -------         -------         -------         -------
  Operating income       18,855          23,020          56,330          68,225

Other income              4,132           3,979          12,001          11,471
Other expense             2,086           1,702           6,280           5,499
                        -------         -------         -------         -------
  Income before taxes    20,901          25,297          62,051          74,197

State taxes               2,022           1,946           5,709           6,358
Federal taxes             6,492           8,079          19,465          23,298
                        -------         -------         -------         -------
  Net income             12,387          15,272          36,877          44,541

Earnings/share            $0.76           $0.93           $2.28           $2.72

Statement Of Shareholders' Equity (000 omitted)
                                        9 Months Ended          9 Months Ended
                                        Sep 30, 1998            Sep 30, 1999
Shareholders' equity at beginning       189,531                 217,272
Net income                               36,877                  44,541
Sale of common stock                      3,739                   4,396
Dividends paid                          (22,813)                (24,550)
                                        -------                 -------
  Shareholders' equity at end           207,334                 241,659

Statement Of Cash Flow (000 omitted)
                                        9 Months Ended          9 Months Ended
                                        Sep 30, 1998            Sep 30, 1999
Net income                               36,877                  44,541
Depreciation                              7,577                   6,056
Gain on marketable securities             (452)                      0
Change in accounts receivable                24                  (1,469)
Change in accounts payable                1,527                     724
Change in accrued expenses               (2,176)                   (954)
Change in customer deposits              (2,973)                  2,669
Change in deferred taxes                    450                     575
                                        -------                 -------
  Net cash from operations               40,854                  52,142

Purchase of property, plant
  and equipment                          (3,036)                 (4,764)
Purchase of marketable securities       (31,928)                (16,083)
Proceeds from investment liquidation     26,400                     109
                                        -------                 -------
  Net cash used in investing            ( 8,564)                (20,738)

Payment of bank note                    (18,000)                (13,500)
Proceeds from sale of common stock        3,739                   4,396
Dividends paid                          (22,813)                (24,550)
                                        -------                 -------
  Net cash used in financing            (37,074)                (33,654)
                                        -------                 -------
Net increase in cash and equivalents     (4,784)                 (2,250)
Cash and equivalents at beginning         8,379                  10,014
                                        -------                 -------
  Cash and equivalents at end             3,595                   7,764

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

2. The earnings per share calculation for the Three Months and Nine Months ended September 30, 1998 and 1999 is as follows:

Earnings per Share Calculations (in thousands where applicable)
                        3 Months Ended Sep 30           9 Months Ended Sep 30
                        1998            1999            1998            1999
Net income              12,387          15,272          36,877          44,541
Average number of
  common shares         16,226          16,417          16,195          16,384
Earnings per share      $0.76           $0.93           $2.28           $2.72

The average number of common shares outstanding during the period reflects the new issuance of 138,499 shares in February 1998 and 151,575 shares in February 1999.

3. The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the third quarter and nine months ended September 30, 1998 and 1999 and therefore comprehensive income and net income are the same.

4. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segements of an Enterprise and Related Information, effective December 31, 1998. Based on the criteria set forth in SFAS 131 the company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first nine months of 1999, 86% of our operating revenue was derived from the United States, 13% from Canada and 1% from other countries.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 3rd Quarter 1999 to 3rd Quarter 1998
(in thousands where applicable)
                                        1998            1999            Change
Revenues                                49,922          56,472          13%
Operating income                        18,855          23,020          22%
Net income                              12,387          15,272          23%
Earnings per common share               $0.76           $0.93           22%
Cash dividends per common share         $0.47           $0.50            6%

Revenues increased by $6.6 million or 13% due to increased orders received from both new and existing customers.

Expenses increased by $2.4 million or 8% due primarily to higher staffing levels and associated costs. The higher growth rate of revenues over expenses resulted in a $4.2 million or 22% increase in operating income.

Other income, net of other expenses, increased by $0.2 million. Net income increased by $2.9 million or 23%.

Comparison of 1st Nine Months 1999 to 1st Nine Months 1998
(in thousands where applicable)
                                        1998            1999            Change
Revenues                               147,348         168,296          14%
Operating income                        56,330          68,225          21%
Net income                              36,877          44,541          21%
Earnings per average common share       $2.28           $2.72           19%
Cash dividends per common share         $1.41           $1.50            6%

Revenues increased by 20.9 million or 14% due to increased orders received from both new and existing customers.

Expenses increased by $9.1 million or 10% due primarily to higher staffing levels and associated costs. The higher growth rate of revenues over expenses resulted in a $11.9 million or 21% increase in operating income.

Other income, net of other expenses, increased by $0.3 million. Net Income increased by $7.7 million or 19%.

Liquidity And Capital Resources (in thousands where applicable)
                                        Dec 31, 1998            Sep 30, 1999
Cash and cash equivalents                10,014                   7,764
Total assets                            266,600                 280,501
Total liabilities                        49,329                  38,843
Shareholders' equity                    217,271                 241,658
Common shares outstanding                16,266                  16,417
Book value per share                    $13.36                  $14.72

As presented in the Statement of Cash Flow, net cash from operations was $52.1 million during the first nine months of fiscal 1999. $20.8 million was used in investing to increase our holdings in marketable securities and for the purchase of additional equipment. The payment of $24.6 million in dividends to shareholders and repayment of $13.5 million of debt to a bank constituted the most significant use of cash during the first nine months of fiscal 1999. The resultant net decrease in cash and equivalents was $2.3 million for the nine months ended September 30, 1999.

At September 30, 1999 the Company's total debt was $1.5 million as compared to $15.0 million at December 31, 1998.

Working capital requirements for the remainder of fiscal 1999 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

November 9, 1999
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)