Form 10-K
period 1999-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2000-03-16
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at December 31, 1999 was 16,457,286

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

    Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                            Page 11

    Item 13 - Certain Relationships and Related Transactions            Page 11

Part IV

    Item 14 - Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                               Page 12

    Signatures                                                          Page 12

Part I

    Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop and market information system software for the hospital industry. During 1999 combined product and service revenue reached $225 million. By the year's end MEDITECH had more than 1,900 employees, almost 1,600 active hospital customers throughout the U.S., Canada and the U.K., as well as a backlog of almost 100 hospitals waiting implementation.

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

Hardware technology evolves rapidly, and the current trend is to replace the display terminals with desktop and handheld computers, thereby forming a client server network. In this mode of operation, the central computers become the file servers while software is executed locally on the client computer which makes file requests to the servers.

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

STAFF ORGANIZATION

MEDITECH is organized into functional units grouped around product development, sales and marketing, implementation, customer service, accounting and facility operations. All MEDITECH staff work in five company owned facilities in the greater Boston area.

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

PRODUCT DEVELOPMENT

Most of the product development staff is working on the incremental evolution of the current product line, as well as creating a few more new products each year. The rest of the staff is developing a set of replacement products utilizing a new technology. Approximately every seven years, Meditech introduces the next generation of products based on the new technology and gradually updates existing customers.

SALES AND MARKETING

Most of the direct sales staff, organized into regions, concentrate on new prospects. In addition, some of the sales staff monitor existing customers to expose them to Meditech's entire product line. Marketing activities and promotion are low key because hospitals are easily identified, finite in number and generally send an RFP to vendors when they are contemplating the purchase of a hospital information system.

During the sales process, prospects generally visit MEDITECH to talk to product specialists and to view product demonstrations. Thereafter they are encouraged to visit various MEDITECH customer sites to observe first hand the software in actual operation and to discuss issues of concern with hospital personnel.

IMPLEMENTATION PROCESS

To ensure a successful implementation, the staff must properly train a core group of hospital personnel about the operation of the software and how to use it in their daily activity. To preclude interruptions from normal hospital activities, MEDITECH mandates that the hospital personnel come to Boston for intensive training sessions.

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

COLUMBIA HEALTH CARE

Columbia/HCA owns or operates over 300 hospitals in the U.S., Canada, and the U.K. and has been MEDITECH's largest customer for some time now. By the end of 1998 MEDITECH had completed implementation of clinical systems at all of their hospitals. They represented 17% of MEDITECH revenues in 1998 and 9% of MEDITECH revenues in 1999.

    ITEM 2 - Properties

As of December 31, 1999 the Company owned five facilities containing about
1.1 million square feet of space, all being well maintained Class A properties in the greater Boston area. The Company occupies 60% of the space and the remaining 40% is leased to various tenants. The Company has adequate space for its reasonable needs over the next few years.

    ITEM 3 - Legal Proceedings

There are no material pending legal proceedings against the Company, nor were any initiated during the year 1999.

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

At December 31, 1999 there were 838 holders of record of its Common Stock and 16,457,286 shares outstanding.

The Company has paid quarterly cash dividends continuously since 1980. Dividends paid per share in the last five years is set forth under Item 6.

    ITEM 6 - Selected Financial Data

For the Five Years Ended December 31, 1999 (in thousands where applicable):
                                   1995      1996      1997      1998      1999
Operations:
    Total revenue              $143,721  $167,884  $193,805  $203,813  $225,630
    Operating income             58,513    69,550    78,286    79,583    91,553
    Net profit                   37,085    44,350    50,284    53,281    59,956
    Average shares               15,782    15,863    16,029    16,203    16,392
    Earnings per share            $2.35     $2.80     $3.14     $3.29     $3.66

Financial Position:
   Total assets                  197,998   218,339   263,108   266,600  288,278
   Total liabilities              60,170    55,871    73,577    49,328   41,583
   Shareholders' equity          137,828   162,468   189,531   217,272  246,695
   Shares outstanding             15,831    15,938    16,087    16,266   16,457
   Book value per share            $8.71    $10.19    $11.78    $13.36   $14.99

Other Data:
   Working capital               $47,573   $60,373   $44,911   $59,032  $92,130
   Cash flow from operations      41,443    56,413    62,195    59,788   74,158
   Depreciation                    4,809     6,155     9,084    10,078    7,900
   Cash dividends per share        $1.24     $1.40     $1.68     $1.88    $2.00

    ITEM 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Comparison of Fiscal Years ended December 31, 1998 and 1999:

Total revenue increased 11% from $203.8 million in 1998 to $225.6 million in 1999 as a result of increased services provided to both existing and new customers. Operating expenses increased 8% from $124.2 million in 1998 to $134.1 million in 1999 due primarily to higher staffing costs associated with producing increased revenues. Operating expenses did not grow at the same pace as revenues due to a disproportionate decrease in depreciation expense in 1999. Additional depreciation expenses of $3.4 million were absorbed In 1997 and 1998 as a result of one-time adjustments made to unify the varying depreciation methods in use for book versus tax calculation purposes. As a result, 1999's depreciation expense dropped by $2.0 million and 1999 operating income increased 15% from $79.6 million in 1998 to $91.5 million in 1999.

Other income, net of other expense, increased from $8.5 million in 1998 to $8.6 million in 1999. Two significant component changes offset each other during the year. Interest expense decreased $1.6 million year to year as outstanding bank debt was paid-down but 1998's results included a gain of $1.4 million from the redemption and sale of marketable securities while there were no such gains in 1999.

The Company's effective tax rate remained unchanged at 40% in 1999.

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

Other Income, net of Other Expense, increased from $6.4 million in 1997 to $8.5 million in 1998 due primarily to an increase of $0.9 million in rental income and a gain of $1.4 million on redemptions and sales of marketable securities.

The Company's effective tax rate decreased from 41% in 1997 to 40% in 1998.

    ITEM 8 - Financial Statements and Supplementary Data

The Financial Statements are included as part of Exhibit 13 (Annual Report to Shareholders)

OPERATING RESULTS BY QUARTER:

For the Two Years Ended December 31, 1999 (in thousands where applicable):
                                Mar 31    Jun 30    Sep 30    Dec 31
1998
   Total revenue               $48,493   $48,933   $49,922   $56,465
   Operating income             18,756    18,719    18,855    23,253
   Net profit                   12,137    12,353    12,387    16,404
   Earnings per share             $.75      $.76      $.77     $1.01
1999
   Total revenue               $54,456   $57,366   $56,472   $57,334
   Operating income             21,709    23,496    23,020    23,328
   Net profit                   13,915    15,354    15,272    15,415
   Earnings per share             $.85      $.94      $.93      $.94

    ITEM 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

None.

PART III

    ITEM 10 - Directors and Executive Officers of the Registrant

The positions held by each Director and Officer of the Company are shown below. There are no family relationships among the following persons.

Name of Director or Officer    Age    Position with the Company

A. Neil Pappalardo              57    Chief Executive Officer, Chairman of
                                      the Board and Director
Lawrence A. Polimeno            58    Chief Operating Officer, President and
                                      Director
Roland L. Driscoll              70    Director
Jerome H. Grossman              60    Director
Edward B. Roberts               64    Director
Morton E. Ruderman              63    Director
L.P. Dan Valente                69    Director
Howard Messing                  47    Executive Vice President
Barbara A. Manzolillo           47    Chief Financial Officer, Treasurer and
                                      Assistant Clerk
Roberta E. Grigg                56    Senior Vice President
Edward G. Pisinski              56    Senior Vice President
Christopher J. Anschuetz        47    Vice President
Robert S. Gale                  53    Vice President
Steven B. Koretz                47    Vice President
Stuart N. Lefthes               46    Vice President
Joanne Wood                     46    Vice President
Jane E. Currier                 47    Chief Corporate Counsel and Clerk

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

Lawrence A. Polimeno, the President and Chief Operating Officer, has been a Director since 1985, and has been with the Company since 1969.

Roland L. Driscoll, retired Chief Financial Officer of the Company, has been a Director since 1985.

Jerome H. Grossman, Chief Executive Officer of Lion Gate Management Corp., has been a Director since 1970.

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

There were no failures to file or late filings under Section 16(a)

   ITEM 11 - Executive Compensation

The following table sets forth the compensation received by the Company's Chief Executive Officer and the four most highly compensated other Officers for the three fiscal years ended December 31, 1997, 1998 and 1999.

SUMMARY COMPENSATION TABLE

Name and Position           Year        Salary      Bonus       Other

A. Neil Pappalardo          1999      $360,000   $800,455           0
  Chairman and Chief        1998       360,000    725,345           0
  Executive Officer         1997       360,000    727,676           0

Lawrence A. Polimeno        1999      $240,000   $675,455      $5,811
  President and Chief       1998       240,000    625,345       5,816
  Operating Officer         1997       240,000    627,676       6,042

Howard Messing              1999      $216,000   $425,455      $5,811
  Executive Vice President  1998       180,000    375,345       5,816
                            1997       180,000    377,676       6,042

Edward G. Pisinski          1999      $192,000   $325,455      $5,811
  Senior Vice President     1998       156,000    300,345       5,816
  Sales and Marketing       1997       156,000    302,676       6,042

Barbara A. Manzolillo       1999      $180,000   $275,455      $5,811
  Chief Financial Officer   1998       144,000    225,345       5,816
  and Treasurer             1997       144,000    227,676       6,042

Compensation of Executive Officers: There are no employment contracts or agreements in effect for any officer of the Company. The Board of Directors annually sets the total amount to be allocated in the General Bonus Program instituted for the recognition of services rendered by all officers and employees. In addition, the Board of Directors annually sets the total amount to be allocated in the Officer Bonus Program instituted for the recognition of services rendered exclusively by the officers. Finally, the Executive Compensation Committee, composed of Mr. Roberts and Mr. Ruderman, sets Mr. Pappalardo's annual salary and individual bonus.

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

    ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of December 31, 1999 with respect to the shares of Common Stock beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding Common Stock, each Director of the Company, each Executive Officer named in the Summary Compensation Table and by all Directors and Officers of the Company as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

                                    Number of Shares       Percentage
                                    of Common Stock        of Shares of
Name                                Beneficially Owned     Common Stock

A. Neil Pappalardo                     4,335,000               26.34%
Morton E. Ruderman                     2,207,919               13.42%
Curtis W. Marble                       1,865,052               11.33%
Meditech Profit Sharing Trust          1,605,809                9.76%
Jerome Grossman                          600,675                3.65%
Lawrence A. Polimeno                     558,563                3.39%
Edward B. Roberts                        360,688                2.19%
Roland L. Driscoll                       264,000                1.60%
Edward G. Pisinski                       147,500                  <1%
Howard Messing                           135,000                  <1%
Barbara A. Manzolillo                     90,000                  <1%
L. P. Dan Valente                         42,500                  <1%
17 Directors and Officers as a Group   8,992,845               54.64%

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

There were no reports filed on Form 8-K during the quarter ended December 31, 1999.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

March 14, 2000
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)