Form 10-Q
period 2000-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2000-05-12
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.25 par value, outstanding at March 31, 2000 was 16,587,566.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet as of December 31, 1999 and March 31, 2000        Page 3

        Statement of Income for the Three Months
        ended March 31, 1999 and 2000                                   Page 4

        Statement of Shareholders' Equity for the Three Months
        ended March 31, 1999 and 2000                                   Page 4

        Statement of Cash Flow for the Three Months
        ended March 31, 1999 and 2000                                   Page 5

        Notes To Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 8

    Signatures                                                          Page 8

Part I - Financial Information

    Item 1 - Financial Statements

Balance Sheet (000 omitted)
                                        Dec 31, 1999            Mar 31, 2000
Cash and equivalents                     15,056                  19,743
Marketable securities                    85,101                  86,415
Accounts receivable less reserve         30,156                  26,813
                                        -------                 -------
  Current assets                        130,313                 132,971

Computer equipment                       10,360                  10,425
Furniture and fixtures                   21,715                  21,962
Buildings                               143,126                 143,126
Land                                     26,604                  26,604
Accumulated depreciation                (45,467)                (47,508)
                                        -------                 -------
  Net property, plant and equipment     156,338                 154,609

Investments                               1,627                   1,614
                                        -------                 -------
  Total assets                          288,278                 289,194

Accounts payable                            401                   3,023
Accrued taxes                             2,816                   7,318
Accrued expenses                         18,411                   7,669
Customer deposits                        16,555                  12,663
                                        -------                 -------
  Current liabilities                    38,183                  30,673

Deferred income taxes                     3,400                   3,760
                                        -------                 -------
  Total liabilities                      41,583                  34,433

Common stock, $.25 par value,
  Authorized 17,000,000 shares,
  Issued and outstanding 16,417,286
  in 1999 and 16,587,566 in 2000          4,114                   4,147
Additional paid-in capital               21,818                  25,954
Unrealized loss on securities            (3,450)                 (4,273)
Retained earnings                       224,213                 228,933
                                        -------                 -------
  Shareholders' equity                  246,695                 254,761
                                        -------                 -------
  Total liabilities and
    shareholders' equity                288,278                 289,194

Statement Of Income (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1999            Mar 31, 2000
Software products                        35,370                  32,547
Software services                        19,086                  22,106
                                        -------                 -------
  Total revenues                         54,456                  54,653

Operating, development                   21,907                  22,755
Selling, G&A                             10,840                  10,697
                                        -------                 -------
  Total expenses                         32,747                  33,452
                                        -------                 -------
  Operating income                       21,709                  21,201

Other income                              3,718                   4,306
Other expense                             2,100                   1,658
                                        -------                 -------
  Income before taxes                    23,327                  23,849

State taxes                               2,105                   2,135
Federal taxes                             7,307                   7,448
                                        -------                 -------
  Net income                             13,915                  14,266

Earnings/share                            $0.85                   $0.86

Statement Of Shareholders' Equity (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1999            Mar 31, 2000
Shareholders' equity at beginning       217,271                 246,695
Net income                               13,915                  14,266
Sale of common stock                      4,396                   4,169
Unrealized loss on securities                --                    (823)
Dividends paid                           (8,132)                 (9,546)
                                        -------                 -------
  Shareholders' equity at end           227,450                 254,761

Statement Of Cash Flow (000 omitted)
                                        3 Months Ended          3 Months Ended
                                        Mar 31, 1999            Mar 31, 2000
Net income                               13,915                  14,266
Depreciation                              2,035                   2,041
Change in accounts receivable              (890)                  3,343
Change in accounts payable                  973                   2,622
Change in accrued expenses               (4,256)                 (6,241)
Change in customer deposits               7,049                  (3,892)
Change in deferred taxes                    125                     360
                                        -------                 -------
  Net cash from operations               18,951                  12,499

Purchase of property, plant
  and equipment                          (1,725)                   (312)
Purchase of marketable securities        (5,592)                 (2,137)
Proceeds from investment liquidation         18                      13
                                        -------                 -------
  Net cash used in investing             (7,299)                 (2,436)

Payment of bank note                     (4,500)                     --
Proceeds from sale of common stock        4,396                   4,169
Dividends paid                           (8,133)                 (9,545)
                                        -------                 -------
  Net cash used in financing             (8,237)                 (5,376)
                                        -------                 -------

Net increase in cash and equivalents      3,415                   4,687
Cash and equivalents at beginning        10,014                  15,056
                                        -------                 -------
  Cash and equivalents at end            13,429                  19,743

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10K filed March 14, 2000. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations.

2. The earnings per share calculation for the Quarters ended March 31, 1999 and March 31, 2000 are as follows:

Earnings per Share Calculations (in thousands where applicable)
                                        3 Months Ended  3 Months Ended
                                        Mar 31, 1999    Mar 31, 2000
Net Income                              13,915          14,266
Average number of common shares         16,316          16,501
Earnings per share                       $0.85           $0.86

The average number of common shares outstanding during the period reflects the issuance of 151.6 thousand shares in February 1999 and 130.3 thousand shares in February 2000.

3. The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS
130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the three months ended March 31, 1999 and one such item for the three months ended March 31, 2000, an unrealized holding loss on marketable securities, totaling $823 thousand.

4. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segements of an Enterprise and Related Information, effective December 31, 1998. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the quarters ended March 31, 1999 and March 31, 2000 the Company derived its operating revenues from the following countries, as a % of total operating revenues.

Operating Revenue Percentage by Country
                                        3 Months Ended  3 Months Ended
                                        Mar 31, 1999    Mar 31, 2000
United States                           88%             86%
Canada                                  10%             12%
Other                                    2%              2%

5. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certian Investments in Debt and Equity Securities. The Company's marketable securities consist of common and preferred equity securities and have been classified as available-for-sale and acccordingly should be recorded at fair value. At quarter end March 31, 1999 and March 31, 2000, the cost basis and net after tax aggregate fair value and unrealized gains or losses are as follows:

Marketable Securities
                                                    Unrealized
                                                    After-tax
                                        Cost        Gain/(Loss)    Fair Value
March 31, 1999                          73,516       2,258         75,774
March 31, 2000                          90,688      (4,273)        86,415

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 1st Quarter 2000 with 1st Quarter 1999
(in thousands where applicable)
                                        3 Months Ended  3 Months Ended  Change
                                        Mar 31, 1999    Mar 31, 2000
Revenues                                54,456          54,653           0%
Operating income                        21,709          21,201          (2%)
Net income                              13,915          14,266           2%
Average number of common shares         16,316          16,501           1%
Earnings per average common share        $0.85           $0.86           2%
Cash dividends per common share          $0.50           $0.58          16%

Revenues increased by $197 thousand or less than 1% due to lack of growth in services provided to both existing and new customers.

Expenses increased by $705 thousand or 2% due primarily to higher staffing costs. The higher growth rate of expenses over revenues resulted in a $508 thousand or 2% decrease in operating income.

Other Income, net of other expenses, increased $1.0 million. This is the results of a combination of factors. No interest expense and lower rental property expenses were coupled with higher dividend and interest income due to higher market rates. The resultant Net Income increased by $351 thousand or 2%.

Liquidity And Capital Resources (in thousands where applicable)
                                        Dec 31, 1999    Mar 31, 2000
Cash and cash equivalents                15,056          19,743
Total assets                            288,278         289,194
Total liabilities                        41,583          34,433
Shareholders' equity                    246,695         254,761
Common shares outstanding                16,457          16,588
Book value per share                     $14.99          $15.36

As presented in the Statement of Cash Flow, net cash provided by operating activities was $12.5 million during the first three months of fiscal 2000. Net cash used in investing activities was $2.4 million. The payment of $9.5 million in dividends to shareholders constituted the most significant use of cash during the first three months of 2000. The resultant net increase in cash and cash equivalents was $2.4 million for the three months ended March 31,2000.

Working capital requirements as well as projected capital expenditures for the remainder of fiscal 2000 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

May 10, 2000
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)