Form 10-Q
period 2000-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2000-09-05
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $0.50 par value, outstanding at June 30, 2000 was 16,587,566

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet as of December 31, 1999 and June 30, 2000         Page 3

        Statement of Income for the Second Quarter and Six Months
        ended June 30, 1999 and 2000                                    Page 4

        Statement of Shareholders' Equity for the Six Months
        ended June 30, 1999 and 2000                                    Page 4

        Statement of Cash Flow for the Six Months ended June 30,
        1999 and 2000                                                   Page 5

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

    Signatures                                                          Page 9

Part I - Financial Information

    Item 1 - Financial Statements

Balance Sheet (000 omitted)

                                        Dec 31, 1999            Jun 30, 2000

Cash and equivalents                     15,056                   8,176
Marketable securities                    85,101                  92,746
Accounts receivable less reserve         30,156                  25,897
                                        -------                 -------
  Current assets                        130,313                 126,819

Computer equipment                       10,360                   9,887
Furniture and fixtures                   21,715                  25,732
Buildings                               143,126                 139,670
Land                                     26,604                  26,604
Accumulated depreciation                (45,467)                (47,820)
                                        -------                 -------
  Net property, plant and equipment     156,338                 154,073

Investments                               1,627                   2,585
                                        -------                 -------
  Total assets                          288,278                 283,477

Accounts payable                            401                   2,339
Accrued taxes                             2,816                    (474)
Accrued expenses                         18,411                  12,320
Customer deposits                        16,555                   6,450
                                        -------                 -------
  Current liabilities                    38,183                  20,635

Deferred income taxes                     3,400                   4,120
                                        -------                 -------
  Total liabilities                      41,583                  24,755

Common stock, $0.25 par value,
  Authorized 17,000,000 shares through
  May 2000, thereafter, $0.50 par value,
  Authorized 35,000,000 shares.
  Issued and outstanding 16,417,286
  in 1999 and 16,587,566 in 2000          4,114                   8,294
Additional paid-in capital               21,818                  21,807
Unrealized loss on securities            (3,450)                 (4,787)
Retained earnings                       224,213                 233,408
                                        -------                 -------
  Shareholders' equity                  246,695                 258,722
                                        -------                 -------
  Total liabilities and
    shareholders' equity                288,278                 283,477

Statement Of Income (000 omitted)

                        3 Months Ended June 30          6 Months Ended June 30
                        1999            2000            1999            2000

Software products        37,530          31,429          72,899          63,976
Software services        19,837          22,415          38,924          44,521
                        -------         -------         -------         -------
  Total revenues         57,367          53,844         111,823         108,497

Operating, development   22,257          22,513          44,164          45,268
Selling, G & A           11,614          10,607          22,454          21,304
                        -------         -------         -------         -------
  Total expenses         33,871          33,120          66,618          66,572
                        -------         -------         -------         -------
  Operating income       23,496          20,724          45,205          41,925

Other income              3,775           4,361           7,492           8,666
Other expense             1,698           1,566           3,797           3,223
                        -------         -------         -------         -------
  Income before taxes    25,573          23,519          48,900          47,368

State taxes               2,307           2,117           4,412           4,252
Federal taxes             7,912           7,307          15,219          14,755
                        -------         -------         -------         -------
  Net income             15,354          14,095          29,269          28,361

Earnings/share            $0.94           $0.85           $1.79           $1.71


Statement Of Shareholders' Equity (000 omitted)

                                        6 Months Ended          6 Months Ended
                                        Jun 30, 1999            Jun 30, 2000

Shareholders' equity at beginning       217,271                 246,695
Net income                               29,269                  28,361
Sale of common stock                      4,396                   4,169
Dividends paid                          (16,341)                (19,166)
Unrealized loss on securities               -                    (1,337)
                                        -------                 -------
  Shareholders' equity at end           234,595                 258,722

Statement Of Cash Flow (000 omitted)

                                        6 Months Ended          6 Months Ended
                                        Jun 30, 1999            Jun 30, 2000

Net income                               29,269                  28,361
Depreciation                              4,069                   4,056
Gain on marketable securities                                       (27)
Change in accounts receivable            (3,403)                  4,260
Change in accounts payable                  764                   1,938
Change in accrued expenses               (6,142)                 (9,381)
Change in customer deposits               4,621                 (10,104)
Change in deferred taxes                    250                     720
                                        -------                 -------
  Net cash from operations               29,428                  19,823

Purchase of property, plant
  and equipment                          (2,618)                 (1,766)
Purchase of marketable securities       (13,665)                (13,497)
Sales of marketable securities                                    4,515
Increase in investments                                            (992)
Proceeds from investment liquidation         86                      34
                                        -------                 -------
  Net cash used in investing            (16,197)                (11,706)

Payment of bank note                     (9,000)                    -
Proceeds from sale of common stock        4,396                   4,169
Dividends paid                          (16,341)                (19,166)
                                        -------                 -------
  Net cash used in financing            (20,945)                (14,997)
                                        -------                 -------
Net decrease in cash and
  equivalents                            (7,714)                 (6,880)
Cash and equivalents at beginning        10,014                  15,056
                                        -------                 -------
  Cash and equivalents at end             2,300                   8,176

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

2. The earnings per share calculation for the Three Months and Six Months ended June 30, 1999 and June 30, 2000 is as follows:

Earnings per Share Calculations (in thousands where applicable)

                        3 Months Ended June 30          6 Months Ended June 30
                        1999            2000            1999            2000

Net income              15,354          14,095          29,269          28,361
Average number of
  common shares         16,417          16,588          16,367          16,544
Earnings per share       $0.94           $0.85           $1.79           $1.71

The average number of common shares outstanding during the period reflects the issuance of 151,575 shares in February 1999 and 130,280 shares in February 2000.

3. The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net profit and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the six months ended June 30, 1999 and one such item for the six months ended June 30, 2000, an unrealized holding loss on marketable securities, totaling $4.8 million.

4. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information, effective December 31, 1998. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first six months of 2000, 87% of our operating revenue was derived from the United States, 11% from Canada and 2% from other countries.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 2nd Quarter 2000 with 2nd Quarter 1999 (in thousands where applicable)

                                        3 Months Ended  3 Months Ended  Change
                                        Jun 30, 1999    Jun 30, 2000

Revenues                                57,367          53,844           (6.1%)
Operating income                        23,496          20,724          (11.8%)
Net income                              15,354          14,095           (8.2%)
Average number of common shares         16,417          16,588            1.0%
Earnings per average common share        $0.94           $0.85           (9.1%)
Cash dividends per common share          $0.50           $0.58           16.0%

Revenues decreased by $3.5 million or 6% due to a $6.1 million reduction in products provided to customers, partially offset by a $2.6 million increase in services provided to customers.

Expenses decreased by $0.8 million or 2% due to a reduction in staff size and a decrease in associated costs. The 2% decrease in expenses was disproportionate to the 6% decrease in revenues and thereby resulted in a $2.8 million or 12% reduction in operating income.

Other income, net of other expenses, increased by $0.7 million. The primary factor was an increase in dividend and interest income. Net income decreased by $1.3 million or 8%.

Comparison of 1st Half 2000 with 1st Half 1999 (in thousands where applicable)

                                        6 Months Ended  6 Months Ended  Change
                                        Jun 30, 1999    Jun 30, 2000

Revenues                                111,823         108,497         (3.0%)
Operating income                         45,205          41,925         (7.3%)
Net income                               29,269          28,361         (3.1%)
Average number of common shares          16,367          16,544          1.0%
Earnings per average common share        $1.79           $1.71          (4.1%)
Cash dividends per common share          $1.00           $1.16          16.0%

Revenues decreased by $3.3 million or 3% due to an $8.9 million reduction in products provided to customers, partially offset by a $5.6 million increase in services provided to customers.

Expenses were unchanged, resulting in a disproportionate $3.3 million or 7% reduction in operating income.

Other income, net of other expenses, increased by $1.7 million. The primary factor was an increase in dividend and interest income. Net income decreased by $0.9 million or 3%.

Liquidity And Capital Resources (in thousands where applicable)

                                        Dec 31, 1999    Jun 30, 2000

Cash and cash equivalents                15,056           8,176
Total assets                            288,278         283,477
Total liabilities                        41,583          24,755
Shareholders' equity                    246,695         258,722
Common shares outstanding                16,457          16,588
Book value per share                     $14.99          $15.60

As presented in the Statement of Cash Flow, net cash provided by operating activities was $19.8 million during the first six months of fiscal 2000. Net cash used in investing activities was $11.7 million. The payment of $19.2 million in dividends to shareholders constituted the most significant use of cash during the first six months of 2000. The net decrease in cash and cash equivalents was $6.9 million for the six months ended June 30, 2000.

Working capital requirements as well as projected capital expenditures for the remainder of fiscal 2000 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Shareholders

At the Company's Annual Meeting of Shareholders held on April 24, 2000, the shareholders voted as follows, in each case by a total of 13,460,625 shares in favor and none opposed.

i) To elect as directors Roland L. Driscoll, Jerome H. Grossman, A. Neil Pappalardo, Lawrence A. Polimeno, Edward B. Roberts, Morton E. Ruderman and Louis P. Valente until the 2001 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified.

ii) To ratify the selection of Arthur Andersen, LLP as auditors of the Corporation for the current fiscal year.

iii) To amend the Articles of Organization of the Corporation to increase the authorized common stock from 17,000,000 shares, par value $0.25 per share, to 35,000,000 shares, par value $0.50 per share.

iv) To direct the Executive Compensation Committee of the Board of Directors to determine the compensation of the Chief Executive Officer for the calendar year 2000 based upon the attainment of performance goals established by said committee.

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended June 30, 2000.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

August 8, 2000
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)