Form 10-Q
period 2000-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2000-11-15
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.50 par value, outstanding at September 30,2000 was 16,587,566

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

        Balance Sheet as of December 31, 1999 and September 30, 2000    Page 3

        Statement of Income for the Third Quarter and Nine Months
        ended September 30, 1999 and 2000                               Page 4

        Statement of Shareholders' Equity for the Nine Months
        ended September 30, 1999 and 2000                               Page 4

        Statement of Cash Flow for the Nine Months
        ended September 30, 1999 and 2000                               Page 5

        Notes to Financial Statements                                   Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 8

    Signatures                                                          Page 8

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

Balance Sheet (000 omitted)

                                        Dec 31, 1999            Sep 30, 2000

Cash and equivalents                        15,056                   8,924
Marketable securities                       85,101                 103,858
Accounts receivable less reserve            30,156                  24,890
                                           -------                 -------
  Current assets                           130,313                 137,672

Computer equipment                          10,360                  10,117
Furniture and fixtures                      21,715                  26,415
Buildings                                  143,126                 139,670
Land                                        26,604                  26,604
Accumulated depreciation                   (45,467)                (49,724)
                                           -------                 -------
  Net property, plant and equipment        156,338                 153,082

Investments                                  1,627                   2,564
                                           -------                 -------
  Total assets                             288,278                 293,318

Accounts payable                               401                   2,433
Accrued taxes                                2,816                    (661)
Accrued expenses                            18,411                  16,153
Customer deposits                           16,555                   6,793
                                           -------                 -------
  Current liabilities                       38,183                  24,718

Deferred income taxes                        3,400                   3,140
                                           -------                 -------
  Total liabilities                         41,583                  27,858

Common stock, $0.25 par value,
  authorized 17,000,000 shares through
  May 2000, thereafter, $0.50 par
  value, authorized 35,000,000 shares,
  Issued and outstanding 16,457,286
  in 1999 and 16,587,566 in 2000             4,114                   8,294
Additional paid-in capital                  21,818                  21,807
Unrealized loss on securities               (3,450)                   (556)
Retained earnings                          224,213                 235,915
                                           -------                 -------
  Shareholders' equity                     246,695                 265,460
                                           -------                 -------
  Total liabilities and
    shareholders' equity                   288,278                 293,318

Statement of Income (000 omitted)

                          3 Months Ended Sep 30           9 Months Ended Sep 30
                           1999            2000            1999            2000

Software products        35,857          26,307         108,757          90,283
Software services        20,615          22,743          59,539          67,264
                        -------         -------         -------         -------
  Total revenues         56,472          49,050         168,296         157,547

Operating, development   21,912          22,047          66,077          67,315
Selling, G & A           11,540           9,779          33,994          31,083
                        -------         -------         -------         -------
  Total expenses         33,452          31,826         100,071          98,398
                        -------         -------         -------         -------
  Operating income       23,020          17,224          68,225          59,149

Other income              3,979           4,426          11,471          13,093
Other expense             1,702           1,613           5,499           4,837
                        -------         -------         -------         -------
  Income before taxes    25,297          20,037          74,197          67,405

State taxes               1,946           1,847           6,358           6,099
Federal taxes             8,079           6,062          23,298          20,817
                        -------         -------         -------         -------
  Net income             15,272          12,128          44,541          40,489

Statement of Shareholders' Equity (000 omitted)

                                              9 Months Ended Sep 30
                                           1999                    2000

Shareholders' equity at beginning       217,272                 246,695
Net income                               44,541                  40,489
Sale of stock                             4,396                   4,169
Dividends paid                          (24,550)                (28,787)
Unrealized gain on securities               -                     2,894
                                        -------                 -------
  Shareholders' equity at end           241,659                 265,460

Statement of Cash Flow (000 omitted)

                                              9 Months Ended Sep 30
                                           1999                    2000

Net income                               44,541                  40,489
Depreciation                              6,056                   5,960
Gain on marketable securities                 0                     (22)
Change in accounts receivable            (1,469)                  5,266
Change in accounts payable                  724                   2,032
Change in accrued expenses                 (954)                 (5,735)
Change in customer deposits               2,669                  (9,762)
Change in deferred taxes                    575                    (260)
                                        -------                 -------
  Net cash from operations               52,142                  37,968

Purchase of property, plant
  and equipment                          (4,764)                 (2,704)
Purchase of marketable securities       (16,083)                (23,508)
Sales of marketable securities                0                   7,667
Increase in investments                       0                    (992)
Proceeds from investment liquidation        109                      55
                                        -------                 -------
  Net cash used in investing            (20,738)                (19,482)

Payment of bank note                    (13,500)                      0
Proceeds from sale of stock               4,396                   4,169
Dividends paid                          (24,550)                (28,787)
                                        -------                 -------
  Net cash used in financing            (33,654)                (24,618)
                                        -------                 -------
Net decrease in cash and equivalents     (2,250)                 (6,132)
Cash and equivalents at beginning        10,014                  15,056
                                        -------                 -------
  Cash and equivalents at end             7,764                   8,924

Notes To Financial Statements

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K filed March 14, 2000. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operation.

2. Earnings per Share Calculations (in thousands where applicable)

                             3 Months Ended Sep 30       9 Months Ended Sep 30
                              1999            2000        1999            2000

Net income                  15,272          12,128      44,541          40,489
Average number of shares    16,417          16,588      16,384          16,559
Earnings per share          $0.93           $0.73       $2.72           $2.45

The average number of shares outstanding during the period reflects the new issuance of 151,575 shares in February 1999 and 130,280 shares in February 2000.

3. The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the third quarter and nine months ended September 30, 1999. There were unrealized gains on marketable securities totaling $4.2 million and $3.0 million for the third quarter and nine months ended September 30, 2000 respectively.

4. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information, effective December 31, 1998. Based on the criteria set forth in SFAS 131 the company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first nine months of 2000, 87% of our operating revenue was derived from the United States, 11% from Canada and 2% from other countries.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 3rd Quarter 2000 with 1999 (in thousands where applicable)

                                          3 Months Ended Sep 30
                                           1999            2000          Change

Revenues                                 56,472          49,050          (13.1%)
Operating income                         23,020          17,224          (25.2%)
Net income                               15,272          12,128          (20.6%)
Average number of shares                 16,417          16,588            1.0%
Earnings per share                       $0.93           $0.73           (21.4%)
Cash dividends per share                 $0.50           $0.58            16.0%

Revenues decreased by $7.4 million or 13% due to a $9.5 million reduction in products provided to customers, partially offset by a $2.1 million increase in services provided to customers.

Expenses decreased by $1.6 million or 5% due primarily to a reduction in staff size and a decrease in associated costs. The 5% decrease in expenses was disproportionate to the 13% decrease in revenues and resulted in a $5.8 million or 21% decrease in operating income.

Other income, net of other expenses, increased by $0.5 million due primarily to increased dividend and interest income. The resultant net income decreased by $3.1 million or 21%.

Comparison of 1st Nine Months 2000 with 1999 (in thousands where applicable)

                                          9 Months Ended Sep 30
                                           1999            2000          Change

Revenues                                168,296         157,547           (6.4%)
Operating income                         68,225          59,149          (13.3%)
Net income                               44,541          40,489           (9.1%)
Average number of shares                 16,384          16,559            1.1%
Earnings per share                       $2.72           $2.45           (10.1%)
Cash dividends per share                 $1.50           $1.74            16.0%

Revenues decreased by $10.7 million or 6% due to an $18.4 million reduction in products provided to customers, partially offset by a $7.7 million increase in services provided to customers.

Expenses decreased by $1.7 million or 2% due primarily to a reduction in staff size and a decrease in associated costs. The 2% decrease in expenses was disproportionate to the 6% decrease in revenues and resulted in a $9.1 million or 13% decrease in operating income.

Other income, net of other expenses, increased by $2.3 million due primarily to increased dividend and interest income. The resultant net income decreased by $4.1 million or 9%.

Liquidity And Capital Resources (in thousands where applicable)

                                     Dec 31, 1999            Sep 30, 2000

Cash and cash equivalents                15,056                   8,924
Total assets                            288,278                 293,318
Total liabilities                        41,583                  27,858
Shareholders' equity                    246,695                 265,460
Outstanding number of shares             16,457                  16,588
Book value per share                    $14.99                  $16.00

As presented in the Statement of Cash Flow, net cash from operations was $38.0 million during the first nine months of fiscal 2000. The payment of $28.8 million in dividends to shareholders constituted the most significant use of cash during the first nine months of fiscal 2000. $18.5 million was used in investing to increase our holdings in marketable securities and for the purchase of additional equipment. The resultant net decrease in cash and equivalents was $6.1 million for the nine months ended September 30, 2000.

Working capital requirements for the remainder of fiscal 2000 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

A Financial Data Schedule is appended as an exhibit to this document. There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

November 15, 2000
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)