Form 10-K
period 2000-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2001-04-02
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.50 par value, outstanding at December 31, 2000 was 16,627,566

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

    Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                            Page 11

    Item 13 - Certain Relationships and Related Transactions            Page 11

Part IV

    Item 14 - Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                               Page 12

    Signatures                                                          Page 12

Part I

    Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop and market information system software for the hospital industry. During 2000 combined product and service revenue was $211 million. By the year's end MEDITECH had more than 1,700 employees, over 1,600 active hospital customers throughout the U.S., Canada and the U.K., as well as a backlog of hospitals waiting implementation.

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

From its inception, MEDITECH utilized communication technology which allowed much of its business activities to be performed by remote access. MEDITECH staff sitting at their desks may access client hospitals, both personnel and computers. The need for remote offices is thereby negated. Although most customer contact is through the phone or e-mail, certain of the sales and implementation staff travel to customer sites.

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

SALES AND MARKETING

Most of the direct sales staff, organized into regions, concentrate on new prospects. In addition, some of the sales staff monitor existing customers to expose them to Meditech's entire product line. Marketing activities and promotion are low key because hospitals are easily identified, finite in number and generally send a request for proposal to vendors when they contemplate the purchase of a hospital information system.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company owns or operates over 300 hospitals in the U.S., Canada, and the U.K. and has been MEDITECH's largest customer for some time now. All of their hospitals operate with MEDITECH's clinical systems. They represented 9% of MEDITECH revenues in 1999 and 12% of MEDITECH revenues in 2000.

    ITEM 2 - Properties

As of December 31, 2000 the Company owned five facilities containing about
1.1 million square feet of space, all being well maintained Class A properties in the greater Boston area. The Company occupies 60% of the space and the remaining 40% is leased to various tenants. The Company has adequate space for its reasonable needs over the next few years.

    ITEM 3 - Legal Proceedings

There are no material pending legal proceedings against the Company, nor were any initiated during the year 2000.

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

At December 31, 2000 there were 909 holders of record of its Common Stock and 16,627,566 shares outstanding.

The Company has paid quarterly cash dividends continuously since 1980. Dividends paid per share in the last five years is set forth under Item 6.

    ITEM 6 - Selected Financial Data

For the Five Years Ended December 31, 2000 (in thousands where applicable)

                                   1996      1997      1998      1999      2000
Full Year Operations:
    Total revenue              $167,884  $193,805  $203,813  $225,630  $210,638
    Operating income             69,550    78,286    79,583    91,553    79,193
    Net profit                   44,350    50,284    53,281    59,956    55,146
    Average shares               15,863    16,029    16,203    16,392    16,566
    Earnings per share           $2.80     $3.14     $3.29     $3.66     $3.33

Year End Financial Position:
   Total assets                 218,339   263,108   266,600   288,278  $306,093
   Total liabilities             55,871    73,577    49,328    41,583    32,315
   Shareholders' equity         162,468   189,531   217,272   246,695   273,778
   Shares outstanding            15,938    16,087    16,266    16,457    16,628
   Book value per share         $10.19    $11.78    $13.36    $14.99    $16.47

Other Data:
   Working capital              $60,373   $44,911   $59,032   $92,130  $121,950
   Cash flow from operations     56,413    62,195    59,788    74,158    59,333
   Depreciation                   6,155     9,084    10,078     7,900     7,987
   Cash dividends per share      $1.40     $1.68     $1.88     $2.00     $2.32

    ITEM 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Comparison of Fiscal Years ended December 31, 1999 and 2000:

Total revenue decreased 7% from $225.6 million in 1999 to $210.6 million in 2000 due to a $24.6 million reduction in products provided to customers, partially offset by a $9.6 million increase in services provided to customers. The decrease in product revenues is deemed to be an indirect result of the Y2K. Customers made purchases earlier than their usual 7-10 year cycle to insure that their software systems would be Y2K compliant. Consequently, all such software deliveries were required to be delivered and fully tested prior to December 31, 1999. New orders for products to be delivered had not returned to normal, pre-Y2K, levels during 2000.

Operating expenses decreased 2% from $134.1 million in 1999 to $131.4 million in 2000 due primarily to a reduction in staff size and a decrease in associated costs. The 2% decrease in operating expenses was disproportionate to the 7% decrease in revenues. As a result, 2000's operating income decreased 13% from $91.6 million in 1999 to $79.2 million in 2000.

Other income, net of other expense, increased from $8.6 million in 1999 to $11.5 million in 2000 due primarily to increased dividend and interest income earnings.

The Company's effective tax rate decreased from 40% in 1999 to 39% in 2000.

Comparison of Fiscal Years ended December 31, 1998 and 1999:

Total revenue increased 11% from $203.8 million in 1998 to $225.6 million in 1999 as a result of increased products and services provided to both existing and new customers. Operating expenses increased 8% from $124.2 million in 1998 to $134.1 million in 1999 due primarily to higher staffing costs associated with producing increased revenues. Operating expenses did not grow at the same pace as revenues due to a disproportionate decrease in depreciation expense in 1999. Additional depreciation expenses of $3.4 million were absorbed In 1997 and 1998 as a result of one-time adjustments made to unify the varying depreciation methods in use for book versus tax calculation purposes. As a result, 1999's depreciation expense dropped by $2.0 million and 1999 operating income increased 15% from $79.6 million in 1998 to $91.5 million in 1999.

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

    ITEM 8 - Financial Statements and Supplementary Data

The Financial Statements are included as part of Exhibit 13 (Annual Report to Shareholders)

OPERATING RESULTS BY QUARTER:

For the Two Years Ended December 31, 1999 (in thousands where applicable)

                                1st Q     2nd Q     3rd Q     4th Q
1999
   Total revenue               $54,456   $57,366   $56,472   $57,334
   Operating income             21,709    23,496    23,020    23,328
   Net profit                   13,915    15,354    15,272    15,415
   Earnings per share            $.85      $.94      $.93      $.94

2000
   Total revenue               $54,653   $53,844   $49,050   $53,091
   Operating income             21,201    20,724    17,224    20,044
   Net profit                   14,266    14,095    12,128    14,657
   Earnings per share            $.86      $.85      $.73      $.88

    ITEM 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

None.

PART III

    ITEM 10 - Directors and Executive Officers of the Registrant

The positions held by each Director and Officer of the Company are shown below. There are no family relationships among the following persons.

Name of Director or Officer    Age    Position with the Company

A. Neil Pappalardo              58    Chief Executive Officer, Chairman and
                                      Director
Lawrence A. Polimeno            59    Chief Operating Officer, President and
                                      Director
Roland L. Driscoll              71    Director
Jerome H. Grossman              61    Director
Edward B. Roberts               65    Director
Morton E. Ruderman              64    Director
L.P. Dan Valente                70    Director
Howard Messing                  48    Executive Vice President
Barbara A. Manzolillo           48    Chief Financial Officer, Treasurer and
                                      Assistant Clerk
Roberta E. Grigg                57    Senior Vice President
Edward G. Pisinski              57    Senior Vice President
Christopher J. Anschuetz        48    Vice President
Robert S. Gale                  54    Vice President
Steven B. Koretz                48    Vice President
Stuart N. Lefthes               47    Vice President
Joanne Wood                     47    Vice President
Jane E. Currier                 48    Chief Corporate Counsel and Clerk

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

A. Neil Pappalardo, founder of the Company, is the Chief Executive Officer and Chairman, and has been a Director since 1969.

Lawrence A. Polimeno, the President and Chief Operating Officer, has been a Director since 1985, and has been with the Company since 1969.

Roland L. Driscoll, retired Chief Financial Officer of the Company, has been a Director since 1985.

Jerome H. Grossman, Chief Executive Officer of Lion Gate Management Corp., has been a Director since 1970.

Edward B. Roberts, Professor at the Sloan School, Massachusetts Institute of Technology, has been a Director since 1969.

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

There were no failures to file or late filings under Section 16(a)

   ITEM 11 - Executive Compensation

The following table sets forth the compensation received by the Company's Chief Executive Officer and the four most highly compensated other Officers for the three fiscal years ended December 31, 1998, 1999 and 2000.

SUMMARY COMPENSATION TABLE

Name and Position           Year        Salary      Bonus       Other

A. Neil Pappalardo          2000      $360,000   $722,475           0
  Chairman and Chief        1999       360,000    800,455           0
  Executive Officer         1998       360,000    725,345           0

Lawrence A. Polimeno        2000      $240,000   $622,475      $5,017
  President and Chief       1999       240,000    675,455       5,811
  Operating Officer         1998       240,000    625,345       5,816

Howard Messing              2000      $216,000   $372,475      $5,017
  Executive Vice President  1999       216,000    425,455       5,811
                            1998       180,000    375,345       5,816

Edward G. Pisinski          2000      $192,000   $272,475      $5,017
  Senior Vice President     1999       192,000    325,455       5,811
  Sales and Marketing       1998       156,000    300,345       5,816

Barbara A. Manzolillo       2000      $180,000   $222,475      $5,017
  Chief Financial Officer   1999       180,000    275,455       5,811
  and Treasurer             1998       144,000    225,345       5,816

Compensation of Executive Officers: There are no employment contracts or agreements in effect for any officer of the Company. The Board of Directors annually sets the total amount to be allocated in the General Bonus Program instituted for the recognition of services rendered by all officers and employees. In addition, the Board of Directors annually sets the total amount to be allocated in the Officer Bonus Program instituted for the recognition of services rendered exclusively by the officers. Finally, the Executive Compensation Committee, composed of Mr. Roberts and Mr. Ruderman, sets Mr. Pappalardo's annual salary and the criteria for his individual bonus.

Pension Plan: The Company maintains a qualified defined contribution plan for all employees known as the Medical Information Technology, Inc. Profit Sharing Plan. All employees of the Company who have completed one year of service participate in the Plan. The Board of Directors sets the annual contribution which is allocated in proportion to total compensation (capped at $100,000) of all eligible members for the Plan year. No allocation is allowable under this Plan to owners of 10% or more of the Company's common stock. Contributions by members are not permitted. Benefits under the plan become fully vested after five years of continuous service with the Company. Members who have at least 20 years of service or who have incurred financial hardship may make in service withdrawals. Lump sum cash payment is made upon retirement, death, disability or termination of employment.

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

    ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of December 31, 2000 with respect to the shares of Common Stock beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding Common Stock, each Director of the Company, each Executive Officer named in the Summary Compensation Table and by all Directors and Officers of the Company as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

                                     Number of Shares       Percentage
                                     of Common Stock       of Shares of
Name                                Beneficially Owned     Common Stock

A. Neil Pappalardo                     4,370,000               26.28%
Morton E. Ruderman                     2,207,919               13.28%
Curtis W. Marble                       1,865,052               11.22%
Meditech Profit Sharing Trust          1,670,323               10.05%
Jerome H. Grossman                       600,675                3.61%
Lawrence A. Polimeno                     556,063                3.34%
Edward B. Roberts                        354,438                2.13%
Roland L. Driscoll                       264,000                1.59%
Edward G. Pisinski                       147,500                0.89%
Howard Messing                           135,000                0.81%
Barbara A. Manzolillo                     92,000                0.55%
L. P. Dan Valente                         42,500                0.26%
17 Directors and Officers as a Group   9,031,295               54.32%

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2000.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

March 31, 2001
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)