Form 10-Q/A
period 2001-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2001-05-21
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $.50 par value, outstanding at March 31, 2001 was 16,750,278.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet as of December 31, 2000 and March 31, 2001        Page 3

        Statement of Income for the Three Months
        ended March 31, 2000 and 2001                                   Page 4

        Statement of Shareholders' Equity for the Three Months
        ended March 31, 2000 and 2001                                   Page 4

        Statement of Cash Flow for the Three Months
        ended March 31, 2000 and 2001                                   Page 5

        Notes To Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 8

    Signatures                                                          Page 8

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

Balance Sheet (000 omitted)

                                      Dec 31, 2000            Mar 31, 2001

Cash and equivalents                      15,949                   8,175
Marketable securities                    108,790                 117,976
Accounts receivable less reserve          26,027                  26,855
                                         -------                 -------
  Current assets                         150,766                 153,006

Computer equipment                        10,305                  10,384
Furniture and fixtures                    27,953                  28,381
Buildings                                139,670                 139,670
Land                                      26,604                  26,604
Accumulated depreciation                 (51,750)                (53,723)
                                         -------                 -------
  Net property, plant and equipment      152,782                 151,316

Investments                                2,545                   4,016
                                         -------                 -------
  Total assets                           306,093                 308,338

Accounts payable                             475                   2,280
Accrued taxes                              2,338                   5,677
Accrued expenses                          17,348                   7,528
Customer deposits                          8,654                  10,131
                                         -------                 -------
  Current liabilities                     28,815                  25,616

Deferred income taxes                      3,500                   3,800
                                         -------                 -------
  Total liabilities                       32,315                  29,416

Common stock, $.50 par value,
  authorized 35,000,000 shares
  Issued and outstanding 16,627,566
  in 2000 and 16,750,278 in 2001           8,314                   8,375
Additional paid-in capital                23,147                  27,258
Unrealized gain on securities              1,365                   1,001
Retained earnings                        240,952                 242,288
                                         -------                 -------
  Shareholders' equity                   273,778                 278,922
                                         -------                 -------
  Total liabilities and
    shareholders' equity                 306,093                 308,338

Statement Of Income (000 omitted)

                                               3 Months Ended Mar 31
                                            2000                    2001

Software products                         32,547                  25,090
Software services                         22,106                  23,910
                                         -------                 -------
  Total revenues                          54,653                  49,000

Operating, development                    22,755                  22,032
Selling, G & A                            10,697                  10,100
                                         -------                 -------
  Total expenses                          33,452                  32,132
                                         -------                 -------
  Operating income                        21,201                  16,868

Other income                               4,306                   4,293
Other expense                              1,658                   1,698
                                         -------                 -------
  Income before taxes                     23,849                  19,463

State taxes                                2,135                   1,841
Federal taxes                              7,448                   5,977
                                         -------                 -------
  Net income                              14,266                  11,645

Statement Of Shareholders' Equity (000 omitted)

                                               3 Months Ended Mar 31
                                            2000                    2001

Shareholders' equity at beginning        246,695                 273,778
Net income                                14,266                  11,645
Sale of stock                              4,169                   4,172
Dividends paid                            (9,546)                (10,309)
Unrealized lost on securities               (823)                   (364)
                                         -------                 -------
  Shareholders' equity at end            254,761                 278,922

Statement Of Cash Flow (000 omitted)

                                               3 Months Ended Mar 31
                                            2000                    2001

Net income                                14,266                  11,645
Depreciation                               2,041                   1,972
Change in accounts receivable              3,343                    (828)
Change in accounts payable                 2,622                   1,806
Change in accrued expenses                (6,241)                 (6,482)
Change in customer deposits               (3,892)                  1,477
Change in deferred taxes                     360                     300
                                         -------                 -------
  Net cash from operations                12,499                   9,890

Purchase of property, plant
  and equipment                             (312)                   (506)
Purchase of marketable securities         (2,137)                 (9,550)
Increase in Investments                        0                  (1,490)
Proceeds from investment liquidation          13                      19
                                         -------                 -------
  Net cash used in investing              (2,436)                (11,527)

Proceeds from sale of stock                4,169                   4,172
Dividends paid                            (9,545)                (10,309)
                                         -------                 -------
  Net cash used in financing              (5,376)                 (6,137)
                                         -------                 -------
Net increase (decrease) in cash and
  equivalents                              4,687                  (7,774)
Cash and equivalents at beginning         15,056                  15,949
                                         -------                 -------
  Cash and equivalents at end             19,743                   8,175

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed March 2001. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operation.

2. Earnings per Share Calculations (in thousands where applicable)

                             3 Months Ended Mar 31
                              2000            2001

Net Income                  14,266           11,645
Average number of shares    16,501           16,668
Earnings per share          $0.86            $0.70

The average number of shares outstanding during the period reflects the new issuance of 130,280 shares in February 2000 and 122,712 shares in February 2001.

3. The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had unrealized holding losses on marketable securities totaling $823 thousand for the three months ended March
31, 2000 and $364 thousand for the three months ended March 31, 2001.

4. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information, effective December 31, 1998. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first three months of 2001, 86% of our operating revenue was derived from the United States, 12% from Canada and 2% from other countries.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 1st Quarter 2000 with 2001 (in thousands where applicable)

                                       3 Months Ended Mar 31
                                        2000            2001          Change

Revenues                              54,653          49,000          (10.3%)
Operating income                      21,201          16,868          (20.4%)
Net income                            14,266          11,645          (18.4%)
Average number of shares              16,501          16,668            1.0%
Earnings per share                    $0.86           $0.70           (19.2%)
Cash dividends per share              $0.58           $0.62             6.9%

Revenues decreased by $5.7 million or 10% due to a $7.5 million reduction in products provided to customers, partially offset by a $1.8 million increase in services provided to customers.

Expenses decreased by $1.3 million or 4% due primarily to a reduction in staff size and a decrease in associated costs. The 4% decrease in expenses was disproportionate to the 10% decrease in revenues and resulted in a $4.3 million or 20% decrease in operating income.

Other income, net of other expenses, decreased by $53 thousand or 2%. Higher dividend and interest income were offset by lower rental property income, net of associated expenses.

As a result net income decreased by $2.6 million or 18%.

Liquidity And Capital Resources (in thousands where applicable)

                                     Dec 31, 2000            Mar 31, 2000

Cash and cash equivalents                15,949                   8,175
Total assets                            306,093                 308,338
Total liabilities                        32,315                  29,416
Shareholders' equity                    273,778                 278,922
Outstanding number of shares             16,628                  16,750
Book value per share                    $16.47                  $16.65

As presented in the Statement of Cash Flow, net cash provided by operating activities was $9.9 million during the first three months of 2001. Net cash used in investing activities was $11.5 million. The payment of $10.3 million in dividends to shareholders constituted the most significant use of cash during the first three months of 2001. The resultant net decrease in cash and cash equivalents was $7.8 million for the three months ended March 31,2001.

Working capital requirements as well as projected capital expenditures for the remainder of 2001 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

May 15, 2001
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)