Form 10-Q
period 2001-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2001-08-07
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $1.00 par value, outstanding at June 30, 2001 was 33,500,556. All share data in this document have been restated to reflect the 2 for 1 split of May 8, 2001.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet as of December 31, 2000 and June 30, 2001         Page 3

        Statement of Income for the Three Months and Six Months
        ended June 30, 2000 and 2001                                    Page 4

        Statement of Shareholders' Equity for the Six Months
        ended June 30, 2000 and 2001                                    Page 4

        Statement of Cash Flow for the Six Months
        ended June 30, 2000 and 2001                                    Page 5

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

    Signatures                                                          Page 9

Part I - Financial Information

    Item 1 - Financial Statements

Balance Sheet (000 omitted)

                                     Dec 31, 2000            Jun 30, 2001

Cash and equivalents                     15,949                  10,923
Marketable securities                   108,790                 120,637
Accounts receivable less reserve         26,027                  26,921
                                        -------                 -------
  Current assets                        150,766                 158,481

Computer equipment                       10,305                   8,419
Furniture and fixtures                   27,953                  28,362
Buildings                               139,670                 139,670
Land                                     26,604                  26,604
Accumulated depreciation                (51,750)                (53,051)
                                        -------                 -------
  Net property, plant and equipment     152,782                 150,004

Investments                               2,545                   4,015
                                        -------                 -------
  Total assets                          306,093                 312,500

Accounts payable                            475                   2,317
Accrued taxes                             2,338                     565
Accrued expenses                         17,348                  11,429
Customer deposits                         8,654                  11,213
                                        -------                 -------
  Current liabilities                    28,815                  25,524

Deferred income taxes                     3,500                   4,100
                                        -------                 -------
  Total liabilities                      32,315                  29,624

Common stock
  Par value $0.50 through April 2001
  Par value $1.00 thereafter
  Authorized 35,000,000 shares
  Issued and outstanding 33,255,132
  in 2000 and 33,500,556 in 2001         16,628                  33,501
Additional paid-in capital               14,833                   2,132
Unrealized gain on securities             1,365                   1,842
Retained earnings                       240,952                 245,401
                                        -------                 -------
  Shareholders' equity                  273,778                 282,876
                                        -------                 -------
  Total liabilities and
    shareholders' equity                306,093                 312,500

Statement Of Income (000 omitted)

                         3 Months Ended June 30          6 Months Ended June 30
                          2000            2001            2000            2001

Software products        31,429          28,178          63,976          53,268
Software services        22,415          24,497          44,521          48,407
                        -------         -------         -------         -------
  Total revenues         53,844          52,675         108,497         101,675

Operating, development   22,513          21,942          45,268          43,974
Selling, G & A           10,607          10,926          21,304          21,026
                        -------         -------         -------         -------
  Total expenses         33,120          32,868          66,572          65,000
                        -------         -------         -------         -------
  Operating income       20,724          19,807          41,925          36,675

Other income              4,361           4,498           8,666           8,791
Other expense             1,566           1,595           3,223           3,293
                        -------         -------         -------         -------
  Income before taxes    23,519          22,710          47,368          42,173

State taxes               2,117           2,179           4,252           4,020
Federal taxes             7,307           7,033          14,755          13,010
                        -------         -------         -------         -------
  Net income             14,095          13,498          28,361          25,143


Statement Of Shareholders' Equity (000 omitted)

                                    6 Months Ended          6 Months Ended
                                     Jun 30, 2000            Jun 30, 2001

Shareholders' equity at beginning       246,695                 273,778
Net income                               28,361                  25,143
Sale of common stock                      4,169                   4,172
Dividends paid                          (19,166)                (20,694)
Unrealized gain (loss) on securities    ( 1,337)                    477
                                        -------                 -------
  Shareholders' equity at end           258,722                 282,876

Statement Of Cash Flow (000 omitted)

                                    6 Months Ended          6 Months Ended
                                     Jun 30, 2000            Jun 30, 2001

Net income                               28,361                  25,143
Depreciation                              4,056                   3,951
Gain on marketable securities               (27)                    (73)
Gain on return of capital on investment      --                     (17)
Change in accounts receivable             4,260                    (894)
Change in accounts payable                1,938                   1,842
Change in accrued expenses               (9,381)                 (7,693)
Change in customer deposits             (10,104)                  2,559
Change in deferred taxes                    720                     600
                                        -------                 -------
  Net cash from operations               19,823                  25,418

Purchase of property, plant
  and equipment                          (1,766)                 (1,173)
Purchase of marketable securities       (13,497)                (20,671)
Sales of marketable securities            4,515                   9,375
Increase in investments                    (992)                 (1,490)
Proceeds from investment liquidation         34                      37
                                        -------                 -------
  Net cash used in investing            (11,706)                (13,922)

Proceeds from sale of common stock        4,169                   4,172
Dividends paid                          (19,166)                (20,694)
                                        -------                 -------
  Net cash used in financing            (14,997)                (16,522)
                                        -------                 -------
Net decrease in cash and
  equivalents                            (6,880)                 (5,026)
Cash and equivalents at beginning        15,056                  15,949
                                        -------                 -------
  Cash and equivalents at end             8,176                  10,923

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10K filed March 2001. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations.

2. The earnings per share calculation for the Three Months and Six Months ended June 30, 2000 and June 30, 2001 is as follows:

Earnings per Share Calculations (in thousands where applicable)

                        3 Months Ended June 30          6 Months Ended June 30
                         2000            2001            2000            2001

Net income              14,095          13,498          28,361          25,143
Average number of
  common shares         33,175          33,501          33,088          33,419
Earnings per share      $0.42           $0.40           $0.86           $0.75

The average number of common shares outstanding during the period reflects the issuance of 260,560 shares in February 2000 and 245,424 shares in February 2001.

3. The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net profit and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had an unrealized holding loss on marketable securities totaling $514 thousand for the three months ended June 30, 2000 and an unrealized holding gain of $842 thousand for the three months ended June 30, 2001.

4. The Company adopted Statement of Financial Accounting Standards No. 131
(SFAS 131), Disclosure About Segments of an Enterprise and Related Information, effective December 31, 1998. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first six months of 2001, 86% of our operating revenue was derived from the United States, 12% from Canada and 2% from other countries.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 2nd Quarter 2000 with 2nd Quarter 2001 (in thousands where applicable)

                                   3 Months Ended  3 Months Ended       Change
                                     Jun 30, 2000    Jun 30, 2001

Revenues                                 53,844          52,675         (2.2%)
Operating income                         20,724          19,807         (4.4%)
Net income                               14,095          13,498         (4.2%)
Average number of common shares          33,175          33,501          1.0%
Earnings per average common share        $0.42           $0.40          (4.8%)
Cash dividends per common share          $0.29           $0.31           6.9%

Revenues decreased by $1.2 million or 2% due to a $3.3 million reduction in products provided to customers, partially offset by a $2.1 million increase in services provided to customers.

Expenses decreased by $0.3 million or 1% due to a reduction in staff size and a decrease in associated costs. The 1% decrease in expenses was disproportionate to the 2% decrease in revenues and thereby resulted in a $0.9 million or 4% reduction in operating income.

Other income, net of other expenses, increased by a nominal $0.1 million. Net income decreased by $0.6 million or 4%.

Comparison of 1st Half 2000 with 1st Half 2001 (in thousands where applicable)

                                    6 Months Ended  6 Months Ended      Change
                                     Jun 30, 2000    Jun 30, 2001

Revenues                                108,497         101,675         (6.3%)
Operating income                         41,925          36,675        (12.5%)
Net income                               28,361          25,143        (11.3%)
Average number of common shares          33,088          33,419          1.0%
Earnings per average common share        $0.86           $0.75         (12.2%)
Cash dividends per common share          $0.58           $0.62           6.9%

Revenues decreased by $6.8 million or 6% due to a $10.7 million reduction in products provided to customers, partially offset by a $3.9 million increase in services provided to customers.

Expenses decreased by $1.6 million or 2% due to a reduction in staff size and a decrease in associated costs. The 2% decrease in expenses was disproportionate to the 6% decrease in revenues and thereby resulted in a $5.3 million or 13% reduction in operating income.

Other income, net of other expenses, did not change. Net income decreased by $3.2 million or 11%.

Liquidity And Capital Resources (in thousands where applicable)

                                     Dec 31, 2000    Jun 30, 2001

Cash and cash equivalents                15,949          10,923
Total assets                            306,093         312,500
Total liabilities                        32,315          29,624
Shareholders' equity                    273,778         282,876
Common shares outstanding                33,255          33,501
Book value per share                     $8.23           $8.44

As presented in the Statement of Cash Flow, net cash provided by operating activities was $25.4 million during the first six months of 2001. Net cash used in investing activities was $13.9 million. The payment of $20.7 million in dividends to shareholders constituted the most significant use of cash during the first six months of 2001. The net decrease in cash and cash equivalents was $5.0 million for the six months ended June 30, 2001.

Working capital requirements as well as projected capital expenditures for the remainder of 2001 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Shareholders

At the Company's Annual Meeting of Shareholders held on April 23, 2001, the shareholders voted as follows, in each case by a total of 23,246,714 shares in favor and none opposed.

i) To elect as directors Roland L. Driscoll, Jerome H. Grossman, A. Neil Pappalardo, Lawrence A. Polimeno, Edward B. Roberts, Morton E. Ruderman and Louis P. Valente until the 2002 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified.

ii) To ratify the selection of Arthur Andersen, LLP as auditors of the Corporation for the current fiscal year.

iii) To direct the Executive Compensation Committee of the Board of Directors to determine the compensation of the Chief Executive Officer for the calendar year 2001 based upon the attainment of performance goals established by said committee.

iv) To amend the Articles of Organization of the Corporation to increase the par value from $0.50 per share to $1.00 per share.


    Item 6 - Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

August 7, 2001
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)