Form 10-Q
period 2001-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2001-11-15
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $1.00 par value, outstanding at September 30, 2001 was 33,500,566. All share data in this document have been restated to reflect the 2 for 1 split of May 8, 2001.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

        Balance Sheet as of December 31, 2000 and September 30, 2001    Page 3

        Statement of Income for the Three Months and Nine Months
        ended September 30, 2000 and 2001                               Page 4

        Statement of Shareholders' Equity for the Nine Months
        ended September 30, 2000 and 2001                               Page 4

        Statement of Cash Flow for the Nine Months
        ended September 30, 2000 and 2001                               Page 5

        Notes to Financial Statements                                   Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 8

Signatures                                                              Page 8

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

Balance Sheet (000 omitted)

                                     Dec 31, 2000    Sep 30, 2001

Cash and equivalents                     15,949          13,412
Marketable securities                   108,790         128,032
Accounts receivable less reserve         26,027          31,966
                                        -------         -------
  Current assets                        150,766         173,410

Computer equipment                       10,305           9,394
Furniture and fixtures                   27,953          31,275
Buildings                               139,670         139,670
Land                                     26,604          26,604
Accumulated depreciation                (51,750)        (55,115)
                                        -------         -------
  Net property, plant and equipment     152,782         151,828

Investments                               2,545           4,015
                                        -------         -------
  Total assets                          306,093         329,253

Accounts payable                            475           3,255
Accrued taxes                             2,338           8,810
Accrued expenses                         17,348          16,215
Customer deposits                         8,654           9,774
                                        -------         -------
  Current liabilities                    28,815          38,054

Deferred income taxes                     3,500           4,400
                                        -------         -------
  Total liabilities                      32,315          42,454

Common stock,
  Par Value $0.50 through April 2001
  Par Value $1.00 thereafter
  Authorized 35,000,000 shares
  Issued and outstanding 33,255,132
  in 2000 and 33,500,556 in 2001         16,628          33,500
Additional paid-in capital               14,833           2,133
Unrealized gain on securities             1,365           1,145
Retained earnings                       240,952         250,021
                                        -------         -------
  Shareholders' equity                  273,778         286,799
                                        -------         -------
  Total liabilities and
    shareholders' equity                306,093         329,253

Statement of Income (000 omitted)

                          3 Months Ended Sep 30           9 Months Ended Sep 30
                           2000            2001            2000            2001

Software products        26,307          31,022          90,283          84,290
Software services        22,743          25,013          67,264          73,421
                        -------         -------         -------         -------
  Total revenues         49,050          56,035         157,547         157,711

Operating, development   22,047          22,952          67,315          66,926
Selling, G & A            9,779          11,749          31,083          32,775
                        -------         -------         -------         -------
  Total expenses         31,826          34,701          98,398          99,701
                        -------         -------         -------         -------
  Operating income       17,224          21,334          59,149          58,010

Other income              4,426           4,435          13,093          13,226
Other expense             1,613           1,724           4,837           5,017
                        -------         -------         -------         -------
  Income before taxes    20,037          24,045          67,405          66,219

State taxes               1,847           1,827           6,099           5,847
Federal taxes             6,062           7,213          20,817          20,223
                        -------         -------         -------         -------
  Net income             12,128          15,005          40,489          40,149

Statement of Shareholders' Equity (000 omitted)

                                          9 Months Ended Sep 30
                                           2000            2001

Shareholders' equity at beginning       246,695         273,778
Net income                               40,489          40,149
Sale of stock                             4,169           4,172
Dividends paid                          (28,787)        (31,079)
Unrealized gain(loss) on securities       2,894            (221)
                                        -------         -------
  Shareholders' equity at end           265,460         286,799

Statement of Cash Flow (000 omitted)

                                          9 Months Ended Sep 30
                                           2000            2001

Net income                               40,489          40,149
Depreciation                              5,960           6,015
Gain on marketable securities               (22)            (73)
Gain on Investment                           --             (17)
Change in accounts receivable             5,266          (5,940)
Change in accounts payable                2,032           2,780
Change in accrued expenses               (5,735)          5,339
Change in customer deposits              (9,762)          1,121
Change in deferred taxes                   (260)            900
                                        -------         -------
  Net cash from operations               37,968          50,274

Purchase of property, plant
  and equipment                          (2,704)         (5,062)
Purchase of marketable securities       (23,508)        (28,764)
Sales of marketable securities            7,667           9,375
Increase in investments                    (992)         (1,490)
Proceeds from investment liquidation         55              37
                                        -------         -------
  Net cash used in investing            (19,482)        (25,904)

Proceeds from sale of stock               4,169           4,172
Dividends paid                          (28,787)        (31,079)
                                        -------         -------
  Net cash used in financing            (24,618)        (26,907)
                                        -------         -------
Net decrease in cash and equivalents     (6,132)         (2,537)
Cash and equivalents at beginning        15,056          15,949
                                        -------         -------
  Cash and equivalents at end             8,924          13,412

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

2. Earnings per Share Calculations (in thousands where applicable)

                          3 Months Ended Sep 30           9 Months Ended Sep 30
                           2000            2001            2000            2001

Net income               12,128          15,005          40,489          40,149
Average number of shares 33,175          33,501          33,117          33,446
Earnings per share       $0.37           $0.45           $1.22           $1.20

The average number of shares outstanding during the period reflects the issuance of 260,560 shares in February 2000 and 245,424 shares in February 2001.

3. The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective Jan 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had an unrealized holding gain on marketable securities totaling $4,231 thousand and $2,894 thousand for the three months and nine months ended September 30, 2000 respectively and an unrealized loss of $697 thousand and $220 thousand for the three months and nine months ended September 30, 2001 respectively.

4. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information, effective December 31, 1998. Based on the criteria set forth in SFAS 131 the company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first nine months of 2001, 86% of our operating revenue was derived from the United States, 12% from Canada and 2% from other countries.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 3rd Quarter 2001 with 2000 (in thousands where applicable)

                                          3 Months Ended Sep 30
                                           2000            2001          Change

Revenues                                 49,050          56,035           14.2%
Operating income                         17,224          21,334           23.9%
Net income                               12,128          15,005           23.7%
Average number of shares                 33,175          33,500            1.0%
Earnings per share                       $0.37           $0.45            22.5%
Cash dividends per share                 $0.29           $0.31             6.9%

Revenues increased by $7.0 million or 14% due to a $4.7 million increase in products provided to customers and a $2.3 million increase in services provided to customers.

Expenses increased by $2.9 million or 9% due primarily to an increase in staff size and associated costs. The 9% decrease in expenses was disproportionate to the 14% increase in revenues and resulted in a $4.1 million or 24% increase in operating income.

Other income, net of other expenses, remained virtually the same. The resultant net income increased by $2.9 million or 24%.

Comparison of 1st Nine Months 2001 with 2000 (in thousands where applicable)

                                          9 Months Ended Sep 30
                                           2000            2001          Change

Revenues                                157,547         157,771            0.1%
Operating income                         59,149          58,010           (1.9%)
Net income                               40,489          40,149           (0.8%)
Average number of shares                 33,117          33,446            1.0%
Earnings per share                       $1.22           $1.20            (1.8%)
Cash dividends per share                 $0.87           $0.93             6.9%

Revenues increased by a nominal $0.2 million or by 0.1% due to an $6.0 million reduction in products provided to customers, essentially offset by a $6.2 million increase in services provided to customers.

Expenses increased by $1.3 million or 1% due primarily to an increase in staff size and associated costs. The 1% increase in expenses resulted in a $1.1 million or 2% decrease in operating income.

Other income, net of other expenses, remained virtually the same. The resultant net income decreased by a nominal $0.3 million or 0.8%.

Liquidity And Capital Resources (in thousands where applicable)

                                     Dec 31, 2000    Sep 30, 2001

Cash and equivalents                     15,949          13,412
Total assets                            306,093         329,253
Total liabilities                        32,315          42,454
Shareholders' equity                    273,778         286,799
Outstanding number of shares             33,255          33,501
Book value per share                     $8.23           $8.56

As presented in the Statement of Cash Flow, net cash from operations was $50.3 million during the first nine months of fiscal 2001. The payment of $31.1 million in dividends to shareholders constituted the most significant use of cash during the first nine months of fiscal 2001. $25.9 million was used in investing to increase our holdings in marketable securities and for the purchase of additional equipment. The resultant net decrease in cash and equivalents was $2.5 million for the nine months ended September 30, 2001.

Working capital requirements for the remainder of fiscal 2001 are expected to be provided by cash generated from operations.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

November 15, 2001
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)