Form 10-K
period 2001-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2002-04-01
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

MEDITECH Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Common Stock, $1.00 par value, outstanding at March 22, 2002 was 33,797,439. All share and per share data in this document have been restated to reflect the 2 for 1 split of May 8, 2001.

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

    Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                            Page 11

    Item 13 - Certain Relationships and Related Transactions            Page 11

Part IV

    Item 14 - Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                               Page 12

Signatures                                                              Page 12

Part I

    Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop and market information system software for the hospital industry. During 2001 combined product and service revenue was $218 million. By the year's end MEDITECH had more than 1,800 employees, and over 1,700 active hospital customers throughout the U.S., Canada and the U.K., as well as a backlog of hospitals waiting implementation.

HOSPITAL SOFTWARE

Initially MEDITECH developed a software product to automate one of the main hospital departments, the clinical laboratory which performs various diagnostic tests on blood and urine specimens. Within a few years, this product became standardized, thereby requiring minimal adaptation to meet the individual needs of a typical customer. MEDITECH extended the concept and developed additional software products for the rest of a hospital's clinical departments. Eventually, it moved into the financial area by developing a hospital billing and accounts receivable product as well as various general accounting products.

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

MEDITECH bases its product fee on the total number of hospital beds a customer operates at all of its sites, and sets its implementation fee on the total number of sites. Large hospitals pay more than small hospitals, but incremental fees continue to diminish. The monthly service fees are always 1% of the product fees. A typical 250 bed acute care hospital might incur a $500,000 product fee, $100,000 implementation fee and a $5,000 monthly service fee. An order is booked and goes into the backlog when a signed software license and 10% of both front end fees are received.

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

PRODUCT DEVELOPMENT

Most of the product development staff is working on the incremental evolution of the current product line, as well as creating a few more new products each year. The rest of the staff is developing a set of replacement products utilizing a new technology. Approximately every ten years, MEDITECH introduces the next generation of products based on the new technology and gradually updates existing customers.

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

IMPLEMENTATION PROCESS

To ensure a successful implementation, the staff must properly train a core group of hospital personnel about the operation of the software and how to use it in their daily activity. To preclude interruptions from normal hospital activities, MEDITECH mandates the hospital personnel come to the Boston area for intensive training sessions.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company owns or operates over 300 hospitals in the U.S., Canada, and the U.K. and has been MEDITECH's largest customer for some time. All of their hospitals operate with MEDITECH's clinical systems. They represented 12% of MEDITECH revenues in 2000 and 11% in 2001.

    ITEM 2 - Properties

As of December 31, 2001 the Company owned five facilities containing about 1.1 million square feet of space, all being well maintained Class A properties in the greater Boston area. The Company occupies 60% of the space and the remaining 40% is leased to various tenants. The Company has adequate space for its reasonable needs over the near future.

    ITEM 3 - Legal Proceedings

There are no material pending legal proceedings against the Company, nor were any initiated during the year 2001.

    ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

    ITEM 5 - Market for Registrant's Common Equity and Related
             Stockholder Matters

No trading market exists for the Company's Common Stock, and accordingly no high and low bid information or quotations are available with respect to the Company's Common Stock.

The sale, assignment, transfer, pledge or other disposition of any of the Company's Common Stock is subject to right of first refusal restrictions.

At March 22, 2002, there were 1,103 shareholders of record of the Company's Common Stock and 33,797,439 shares outstanding.

The Company has paid quarterly cash dividends continuously since 1980. Dividends paid per share in the last five years are set forth below.

    ITEM 6 - Selected Financial Data

For the Five Years Ended December 31, 2001 (in thousands where applicable)

                                   1997      1998      1999      2000      2001
Full Year Operations:
    Total revenue              $193,805  $203,813  $225,630  $210,638  $217,942
    Operating income             78,286    79,583    91,553    79,193    81,565
    Net income                   50,284    53,281    59,956    55,146    56,841
    Average shares               32,058    32,405    32,784    33,132    33,460
    Earnings per share           $1.57     $1.64     $1.83     $1.66     $1.70

Year End Position:
    Total assets               $263,108  $266,600  $288,278  $306,093  $331,284
    Total liabilities            73,577    49,328    41,583    32,315    35,758
    Shareholders' equity        189,531   217,272   246,695   273,778   295,526
    Shares outstanding           32,174    32,531    32,915    33,255    33,576
    Book value per share         $5.89     $6.68     $7.49     $8.23     $8.80

Other Financial Data:
    Working capital             $44,911   $59,032   $92,130  $121,950  $145,778
    Cash flow from operations    62,195    59,788    74,158    59,333    66,253
    Depreciation                  9,084    10,078     7,900     7,987     8,257
    Cash dividends per share      $.84      $.94     $1.00     $1.16     $1.24

    ITEM 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations:

Comparison of Fiscal Years ended December 31, 2000 and 2001:

Total revenue increased 3% from $210.6 million in 2000 to $217.9 million in 2001. Product revenues were down a nominal $1.1 million. Orders for products had increased at an unusually high rate during 1999 as customers expedited their normal buying decisions to ensure Y2K compliance. Normal order levels dropped significantly during 2000 as a result. New orders for products to be delivered are now returning to normal, pre-Y2K, levels. Services provided to customers increased by $8.4 million and more than offset the decreased product revenues for the year.

Operating expenses increased 4% from $131.4 million in 2000 to $136.4 million in 2001 due primarily to an increase in staff size and an increase in associated costs. The resultant operating income increased 3% from $79.2 million in 2000 to $81.6 million in 2001.

Other income, net of other expense, decreased from $11.5 million in 2000 to $11.2 million in 2001 due primarily to decreased rental and interest income earnings. The Company's effective tax rate remained the same at 39% in 2001.

Comparison of Fiscal Years ended December 31, 1999 and 2000:

Total revenue decreased 7% from $225.6 million in 1999 to $210.6 million in 2000 due to a $24.6 million reduction in products provided to customers, partially offset by a $9.6 million increase in services provided to customers. The decrease in product revenues is deemed to be an indirect result of the Y2K. Customers made purchases earlier than their usual 7-10 year cycle to insure their software systems would be Y2K compliant. Consequently, all such software deliveries were required to be delivered and fully tested prior to December 31, 1999. New orders for products to be delivered had not returned to normal, pre-Y2K, levels during 2000.

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

Liquidity and Capital Resources:

At December 31, 2001, the Company's cash, cash equivalents and marketable securities totaled $147 million. The marketable securities consist primarily of preferred and common equities which can quickly be converted to cash. Cash flow from operations was $66 million in fiscal 2001, an increase of $7 million from the prior year. The increase was primarily attributable to the growth in revenue and other changes in working capital. The primary use in fiscal 2001 of cash generated by operating activities was the payment of $41 million in dividends, with the majority of the remaining $25 million invested in marketable securities.

MEDITECH has no long-term debt. Shareholders' equity at December 31, 2001 was $296 million. Additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating requirements.

    ITEM 8 - Financial Statements and Supplementary Data

The Financial Statements are included as part of Exhibit 13 (Annual Report to Shareholders)

OPERATING RESULTS BY QUARTER:

For the Two Years Ended December 31, 2001 (in thousands where applicable)

                                 1st Q     2nd Q     3rd Q     4th Q
Results for 2000:
    Total revenue              $54,653   $53,844   $49,050   $53,091
    Operating income            21,201    20,724    17,224    20,044
    Net income                  14,266    14,095    12,128    14,657
    Earnings per share           $.43      $.42      $.37      $.44

Results for 2001:
    Total revenue              $49,000   $52,676   $56,035   $60,231
    Operating income            16,868    19,808    21,334    23,555
    Net income                  11,645    13,499    15,005    16,692
    Earnings per share           $.35      $.40      $.45      $.50

    ITEM 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

None.

PART III

    ITEM 10 - Directors and Executive Officers of the Registrant

All Directors are elected each year at the annual meeting of shareholders. All Officers are elected at the first meeting of the Board following the annual meeting of shareholders and hold office for one year. The positions held by each Director and Officer of the Company as of March 22, 2002, are shown below. There are no family relationships among the following persons.

Director or Officer   Age  Position with the Company

A. Neil Pappalardo     59  Chief Executive Officer, Chairman and Director
Lawrence A. Polimeno   60  Chief Operating Officer, President and Director
Roland L. Driscoll     72  Director
Jerome H. Grossman     61  Director
Edward B. Roberts      66  Director
Morton E. Ruderman     65  Director
L. P. Dan Valente      71  Director
Howard Messing         49  Executive Vice President
Barbara A. Manzolillo  49  Chief Financial Officer, Treasurer and
                           Assistant Clerk
Edward G. Pisinski     58  Senior Vice President
Christopher Anschuetz  49  Vice President
Robert S. Gale         55  Vice President
Steven B. Koretz       49  Vice President
Stuart N. Lefthes      48  Vice President
Joanne Wood            48  Vice President
Jane E. Currier        49  Chief Corporate Counsel and Clerk

The following is a description of the business experience during the past five years of each Director and Officer.

A. Neil Pappalardo, founder of the Company, is the Chief Executive Officer and Chairman, and has been a Director since 1969. He is also a Director of Palomar Medical Technologies, Inc.

Lawrence A. Polimeno, the President and Chief Operating Officer, has been a Director since 1985, and has been with the Company since 1969.

Roland L. Driscoll, retired Chief Financial Officer of the Company, has been a Director since 1985.

Jerome H. Grossman, Chief Executive Officer of Lion Gate Management Corp., has been a Director since 1970. He is also a Director of Stryker Corporation and Landacorp, Inc.

Edward B. Roberts, co-founder of the Company, is a Sloan School Professor at the Massachusetts Institute of Technology, and has been a Director since 1969. He is also a Director of Advanced Magnetics Inc., Pegasystems Inc. and Sohu.com Inc.

Morton E. Ruderman, co-founder of the Company, is the Chief Executive Officer of CRES Development, a real estate developer, and has been a Director since 1969.

L. P. Dan Valente is Chief Executive Officer of Palomar Medical Technologies, Inc., and has been a Director since 1972. He is also a Director of MKS Instruments and SurgiLight Inc.

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

Christopher Anschuetz has been a Vice President since 1995, was a Senior Manager prior to that, and has been with the Company since 1975.

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

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees the Company's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the COO, other executives and our independent auditors; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of seven (7) members. The Board held 4 meetings during the fiscal year ended December 31, 2001 and each of the Directors attended all meetings of the Board of Directors.

The Board of Directors has an Audit Committee, an Executive Compensation Committee and a Charitable Contribution Committee. During 2001 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Roland L. Driscoll and L. P. Dan Valente. Both members are CPA's and are "independent" within the meaning of governing rules. This committee meets six times a year to review accounting practices and advise the Company's CFO. In addition, the committee meets and consults with the Company's outside auditors with respect to the Company's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its report to the Board of Directors annually.

The Executive Compensation Committee consists of Morton E. Ruderman and Edward
B. Roberts. This committee meets twice a year to set the Chairman and Chief Executive Officer's annual salary, the criteria and amount for his individual bonus, and a ceiling on his participation in the company's annual stock purchase program.

The Charitable Contribution Committee consists of Morton E. Ruderman and A. Neil Pappalardo. This committee meets at least six times a year to review the criteria for the year's charitable contribution program, meet and evaluate each charity under consideration and determine the amount to be contributed to each charity for the year.

   ITEM 11 - Executive Compensation

The following table sets forth the compensation received by the Company's Chief Executive Officer and the four most highly compensated other Officers for the three fiscal years ended December 31, 1999, 2000 and 2001.

Name and Position           Year        Salary      Bonus       Other

A. Neil Pappalardo          2001      $360,000   $721,736           0
  Chairman and Chief        2000       360,000    722,475           0
  Executive Officer         1999       360,000    800,455           0

Lawrence A. Polimeno        2001      $240,000   $621,736      $4,615
  President and Chief       2000       240,000    622,475       5,017
  Operating Officer         1999       240,000    675,455       5,811

Howard Messing              2001      $216,000   $371,736      $4,615
  Executive Vice President  2000       216,000    375,475       5,017
                            1999       216,000    425,455       5,811

Edward G. Pisinski          2001      $192,000   $271,736      $4,615
  Senior Vice President     2000       192,000    272,475       5,017
  Sales and Marketing       1999       192,000    325,455       5,811

Barbara A. Manzolillo       2001      $180,000   $221,736      $4,615
  Chief Financial Officer   2000       180,000    222,475       5,017
  and Treasurer             1999       180,000    275,455       5,811

Profit Sharing Plan: The Company maintains a qualified defined contribution plan for all employees known as the Medical Information Technology, Inc. Profit Sharing Plan. All employees of the Company who have completed one year of service participate in the Plan. The Board of Directors sets the annual contribution which is allocated in proportion to total compensation (capped at $100,000) of all eligible members for the Plan year. No allocation is allowable under this Plan to owners of 10% or more of the Company's common stock. Contributions by members are not permitted. Benefits under the plan become fully vested after five years of continuous service with the Company. Members who have at least 20 years of service or who have incurred financial hardship may make in service withdrawals. Lump sum cash payment is made upon retirement, death, disability or termination of employment.

Compensation of Directors: The members of the Board of Directors who are not Officers of the Company currently receive a fee of $7,000 for each fully attended quarterly meeting, with such fee being deemed to also cover any incidental expenses or conference or committee time expended by such directors on behalf of the Company during the year.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

March 22, 2002

To the Board of Directors of Medical Information Technology, Inc.:

There are no employment contracts or agreements in effect for any officer of the Company. In 2001 the Board of Directors set the total amount to be allocated in the General Bonus Program instituted for the recognition of services rendered by all officers and employees. Also in 2001, the Board of Directors set the total amount to be allocated in the Officer Bonus Program instituted for the recognition of services rendered exclusively by the officers. Finally in 2001, the Executive Compensation Committee set Mr. Pappalardo's annual salary, the criteria and amount for his individual bonus, and a ceiling on his participation in the company's annual stock purchase program.

Morton E. Ruderman and Edward B. Roberts

    ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of March 22, 2002 with respect to the shares of Common Stock beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding Common Stock, each Director of the Company, each Executive Officer named in the Compensation Table and by all Directors and Officers of the Company as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

                                      Number of Shares          Percentage
Name of Shareholder,                  of Common Stock          of Shares of
Director or Officer                  Beneficially Owned        Common Stock

A. Neil Pappalardo*                       8,850,000               26.19%
Morton E. Ruderman                        4,415,838               13.07%
MEDITECH Profit Sharing Trust             3,717,510               11.00%
Curtis W. Marble                          3,500,000               10.36%
Edward B. Roberts                         1,414,948                4.19%
Lawrence A. Polimeno                      1,093,436                3.24%
Jerome H. Grossman                        1,011,350                2.99%
Roland L. Driscoll                          528,000                1.56%
Edward G. Pisinski                          296,000                0.88%
Howard Messing                              270,000                0.80%
Barbara A. Manzolillo                       196,000                0.58%
L. P. Dan Valente                            85,000                0.25%
16 Directors and Officers as a Group     18,507,672               54.76%

*Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore is entitled to vote its 3,717,510 shares of Company stock as well as his own 8,850,000 shares of Company stock. Likewise the number of shares indicated for the 16 Directors and Officers as a Group does not include the shares of the MEDITECH Profit Sharing Trust.

    ITEM 13 - Certain Relationships and Related Transactions

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director of the Company, purchased for cash 60,000 shares of Company stock at $17 per share in February 2001 and 50,000 shares of Company stock at $19 per share in February 2002.

Barbara A. Manzolillo, Chief Financial Officer, Treasurer and Assistant Clerk of the Company, purchased for cash 6,000 shares of Company stock at $17 per share in February 2001 and 6,000 shares of Company stock at $19 per share in February 2002.

On December 31, 2001, the Company contributed 75,000 shares of Company stock to the MEDITECH Profit Sharing Trust.

Philip Polimeno, a son of a Director, is employed as a senior manager of the Company and received W-2 compensation of $77,197 in 2001.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company's knowledge, based solely on a review of the reports given to the Company, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2001.

PART IV

    ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The Articles of Organization and Amendments thereof (Exhibit 3i) are incorporated by reference from the registration statement on Form 10 effective April 27, 1996. Two subsequent Amendments to the Articles of Organization (Exhibit 3i) are appended to this document.

The By-Laws (Exhibit 3ii) are also appended to this document.

The Annual Report to Shareholders (Exhibit 13) is also appended to this document.

There were no reports filed on Form 8-K during the quarter ended December 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

March 31, 2002
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)

Lawrence A. Polimeno, Chief Operating Officer, President and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

Morton E. Ruderman, Director
(Signature)

L. P. Dan Valente, Director
(Signature)