Form 10-Q
period 2002-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2002-05-15
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $1.00 par value, outstanding at March 31, 2002 was 33,797,439.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet as of December 31, 2001 and March 31, 2002        Page 3

        Statement of Income for the Three Months
        ended March 31, 2001 and 2002                                   Page 4

        Statement of Shareholders' Equity for the Three Months
        ended March 31, 2001 and 2002                                   Page 4

        Statement of Cash Flow for the Three Months
        ended March 31, 2001 and 2002                                   Page 5

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

Signatures                                                              Page 8

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

Balance Sheet (000 omitted)

                                      Dec 31, 2001            Mar 31, 2002

Cash and equivalents                      18,161                  14,902
Marketable securities                    129,027                 139,723
Accounts receivable less reserve          29,648                  31,618
                                         -------                 -------
  Current assets                         176,836                 186,243

Computer equipment                         9,606                   9,845
Furniture and fixtures                    31,910                  32,301
Buildings                                139,670                 139,670
Land                                      26,604                  26,604
Accumulated depreciation                 (57,357)                (59,596)
                                         -------                 -------
  Net property, plant and equipment      150,433                 148,824

Investments                                4,015                   4,015
                                         -------                 -------
  Total assets                           331,284                 339,082

Accounts payable                             114                   2,387
Accrued taxes                              2,488                   8,418
Accrued expenses                          18,092                   8,924
Customer deposits                         10,364                  11,001
                                         -------                 -------
  Current liabilities                     31,058                  30,730

Deferred income taxes                      4,700                   5,000
                                         -------                 -------
  Total liabilities                       35,758                  35,730

Common stock, $1.00 par value,
  Authorized 35,000,000 shares
  Issued and outstanding 33,575,556
  in 2001 and 33,797,439 in 2002          33,575                  33,797
Additional paid-in capital                 3,483                   7,477
Unrealized gain on securities              2,140                   1,440
Retained earnings                        256,328                 260,638
                                         -------                 -------
  Shareholders' equity                   295,526                 303,352
                                         -------                 -------
  Total liabilities and
    shareholders' equity                 331,284                 339,082

Statement Of Income (000 omitted)

                                               3 Months Ended Mar 31
                                            2001                    2002

Software products                         26,270                  34,812
Software services                         24,203                  26,318
                                         -------                 -------
  Total revenues                          50,473                  61,130

Operating, development                    23,505                  25,896
Selling, G & A                            10,100                  12,401
                                         -------                 -------
  Total expenses                          33,605                  38,297
                                         -------                 -------
  Operating income                        16,868                  22,833

Other income                               4,293                   4,974
Other expense                              1,698                   1,656
                                         -------                 -------
  Income before taxes                     19,463                  26,151

State taxes                                1,841                   2,436
Federal taxes                              5,977                   7,990
                                         -------                 -------
  Net income                              11,645                  15,725

Statement Of Shareholders' Equity (000 omitted)

                                               3 Months Ended Mar 31
                                            2001                    2002

Shareholders' equity at beginning        273,778                 295,527
Net income                                11,645                  15,725
Sale of stock                              4,172                   4,216
Dividends paid                           (10,309)                (11,416)
Unrealized loss on securities               (364)                   (700)
                                         -------                 -------
  Shareholders' equity at end            278,922                 303,352

Statement Of Cash Flow (000 omitted)

                                               3 Months Ended Mar 31
                                            2001                    2002

Net income                                11,645                  15,725
Depreciation                               1,972                   2,239
Change in accounts receivable               (828)                 (1,970)
Change in accounts payable                 1,806                   2,273
Change in accrued expenses                (6,482)                 (3,237)
Change in customer deposits                1,477                     637
Change in deferred taxes                     300                     300
                                         -------                 -------
  Net cash from operations                 9,890                  15,967

Purchase of property, plant
  and equipment                             (506)                   (630)
Purchase of marketable securities         (9,550)                (11,396)
Increase in investments                   (1,490)                     --
Proceeds from investment liquidation          19                      --
                                         -------                 -------
  Net cash used in investing             (11,527)                (12,026)

Proceeds from sale of stock                4,172                   4,216
Dividends paid                           (10,309)                (11,416)
                                         -------                 -------
  Net cash used in financing              (6,137)                 (7,200)
                                         -------                 -------
Net decrease in cash and equivalents      (7,774)                 (3,259)
Cash and equivalents at beginning         15,949                  18,161
                                         -------                 -------
  Cash and equivalents at end              8,175                  14,902

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K filed March 31, 2002. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operation.

2. Earnings per Share Calculations (in thousands where applicable)

                             3 Months Ended Mar 31
                              2001            2002

Net Income                  11,645           15,725
Average number of shares    33,337           33,650
Earnings per share           $0.35            $0.47

The average number of shares outstanding during the period reflects the issuance of 245,424 shares in February 2001 and 221,883 shares in February 2002.

3. The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had unrealized holding losses on marketable securities totaling $364 thousand for the three months ended March
31, 2001 and $700 thousand for the three months ended March 31, 2002.

4. The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information, effective December 31, 1998. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first three months of 2002, 87% of our operating revenue was derived from the United States, 11% from Canada and 2% from other countries.

5. The Company adopted the Emerging Issues Task Force's (EITF) announcement that reimbursements received for out-of-pocket expenses be characterized as revenue with offsetting expenses in the income statement, effective January 1, 2002. Comparative financial statements for prior periods are reclassified to comply with this announcement. For the first three months of 2001 $1,472 thousand in reimbursables are reclassified in the income statement. For the first three months of 2002 $1,075 thousand of reimbursables are included in the income statement.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Results of Operations:

Comparison of 1st Quarter 2001 with 2002 (in thousands where applicable)

                                       3 Months Ended Mar 31
                                        2001            2002          Change

Revenues                              50,473          61,130           21.1%
Operating income                      16,868          22,833           35.4%
Net income                            11,645          15,725           35.0%
Average number of shares              33,337          33,650            0.9%
Earnings per share                    $0.35           $0.47            33.8%
Cash dividends per share              $0.31           $0.34             9.7%

Revenues increased by $10.7 million or 21% due to increased products and services provided to both existing and new customers.

Expenses increased by $4.7 million or 14% due primarily to an increase in staff size and associated costs. The higher growth rate of revenues over expenses resulted in a $4.1 million or 35% increase in operating income.

Other income, net of other expenses, increased by $723 thousand or 28%. The primary factors were higher dividend and rental income. As a result net income increased by $4.1 million or 35%.

Liquidity And Capital Resources (in thousands where applicable)

                                     Dec 31, 2001            Mar 31, 2002

Cash and cash equivalents                18,161                  14,902
Total assets                            331,284                 339,082
Total liabilities                        35,757                  35,730
Shareholders' equity                    295,528                 303,352
Outstanding number of shares             33,576                  33,797
Book value per share                     $8.80                   $8.98

As presented in the Statement of Cash Flow, net cash provided by operating activities was $16.0 million during the first three months of 2002. Net cash used in investing activities was $12.0 million. The payment of $11.4 million in dividends to shareholders constituted the most significant use of cash during the first three months of 2002. The resultant net decrease in cash and cash equivalents was $3.3 million for the three months ended March 31,2002.

At March 31, 2002, the Company's cash, cash equivalents and marketable securities totaled $155 million. The marketable securities consist primarily of preferred and common equities which can quickly be converted to cash.

MEDITECH has no long-term debt. Shareholders' equity at March 31, 2002 was $303 million. Additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet future operating requirements.

Part II - Other Information

    Item 4 - Submission of Matters to a Vote of Shareholders

Pursuant to notice given in the manner required by law and the By-laws of the Corporation, the annual meeting of shareholders of Medical Information Technology, Inc. was held on Monday, April 22, 2002, at its 7 Blue Hill River Road, Canton, Massachusetts office. The meeting was convened at 9AM with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Jane E. Currier, keeping the minutes.

There were outstanding a total of 33,797,439 shares of Common Stock, par value $1.00 per share. A total of 32,516,246 shares or 96.21%, constituting a majority of the shares outstanding and a quorum, were represented at the meeting in person or by proxy.

Motions for the three proposals were made and seconded. A discussion ensued concerning the number of directors to be elected. Ballots were distributed to those who wished to vote for the first time and to those who wished to modify their proxy.

Upon affirmative vote of 30,318,495 shares or 93.24% of the 32,516,246 shares represented at the meeting by ballot or by proxy, it was

VOTED: To fix the number of Directors of the Company at six (6).

Upon affirmative votes as so noted for each director by the 32,516,246 shares represented at the meeting by ballot or by proxy, it was

VOTED: To elect the following as directors of the Company until the 2003 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified:

A. Neil Pappalardo - by 30,433,857 or 93.60% of the shares voted Lawrence A. Polimeno - by 30,433,857 or 93.60% of the shares voted Morton E. Ruderman - by 30,433,857 or 93.60% of the shares voted
L. P. Dan Valente       - by 30,432,107 or 93.59% of the shares voted
Roland L. Driscoll      - by 30,430,857 or 93.59% of the shares voted
Edward B. Roberts       - by 30,429,257 or 93.58% of the shares voted

Upon affirmative vote of 28,910,173 shares or 88.91% of the 32,516,246 shares represented at the meeting by ballot or by proxy, it was

VOTED: To ratify the selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

    Item 6 - Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

May 15, 2002
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)