Form 10-Q
period 2002-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2002-07-26
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $1.00 par value, outstanding at June 30, 2002 was 33,797,439.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet as of December 31, 2001 and June 30, 2002         Page 3

        Statement of Income for the Three Months and Six Months
        ended June 30, 2001 and 2002                                    Page 4

        Statement of Shareholders' Equity for the Six Months
        ended June 30, 2001 and 2002                                    Page 4

        Statement of Cash Flow for the Six Months
        ended June 30, 2001 and 2002                                    Page 5

        Notes To Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 8

Signatures                                                              Page 8

Part I - Financial Information

    Item 1 - Financial Statements

Balance Sheet (000 omitted)

                                     Dec 31, 2001    Jun 30, 2002

Cash and equivalents                     18,161          10,637
Marketable securities                   129,027         150,079
Accounts receivable less reserve         29,648          29,071
                                        -------         -------
  Current assets                        176,836         189,787

Computer equipment                        9,606           8,204
Furniture and fixtures                   31,910          31,992
Buildings                               139,670         139,670
Land                                     26,604          26,604
Accumulated depreciation                (57,357)        (58,840)
                                        -------         -------
  Net property, plant and equipment     150,433         147,630

Investments                               4,015           4,015
                                        -------         -------
  Total assets                          331,284         341,432

Accounts payable                            114           2,510
Accrued taxes                             2,488           1,273
Accrued expenses                         18,092          14,774
Customer deposits                        10,364          11,590
                                        -------         -------
  Current liabilities                    31,058          30,147

Deferred income taxes                     4,700           5,405
                                        -------         -------
  Total liabilities                      35,758          35,552

Common stock, $1.00 par value,
  authorized 35,000,000 shares
  Issued and outstanding 33,575,556
  in 2001 and 33,797,439 in 2002         33,575          33,797
Additional paid-in capital                3,483           7,477
Unrealized gain on securities             2,140          (1,456)
Retained earnings                       256,328         266,062
                                        -------         -------
  Shareholders' equity                  295,526         305,880
                                        -------         -------
  Total liabilities and
    shareholders' equity                331,284         341,432

Statement Of Income (000 omitted)

                         3 Months Ended June 30          6 Months Ended June 30
                           2001            2002            2001            2002

Software products        29,359          37,825          55,629          72,637
Software services        24,789          27,278          48,992          53,596
                        -------         -------         -------         -------
  Total revenues         54,148          65,103         104,621         126,233

Operating, development   23,415          27,236          46,920          53,132
Selling, G & A           10,926          13,298          21,026          25,699
                        -------         -------         -------         -------
  Total expenses         34,341          40,534          67,946          78,831
                        -------         -------         -------         -------
  Operating income       19,807          24,569          36,675          47,402

Other income              4,498           4,981           8,791           9,956
Other expense             1,595           1,568           3,293           3,224
                        -------         -------         -------         -------
  Pretax Income          22,710          27,982          42,173          54,134

State taxes               2,179           2,572           4,020           5,008
Federal taxes             7,033           8,495          13,010          16,485
                        -------         -------         -------         -------
  Net income             13,498          16,915          25,143          32,641


Statement Of Shareholders' Equity (000 omitted)

                                         6 Months Ended June 30
                                           2001            2002

Shareholders' equity at beginning       273,778         295,526
Net income                               25,143          32,641
Sale of common stock                      4,172           4,216
Dividends paid                          (20,694)        (22,907)
Unrealized gain (loss) on securities        477          (3,596)
                                        -------         -------
  Shareholders' equity at end           282,876         305,880

Statement Of Cash Flow (000 omitted)

                                         6 Months Ended June 30
                                           2001            2002

Net income                               25,143          32,641
Depreciation                              3,951           4,443
Gain on marketable securities               (73)             --
Gain on return of capital on investment     (17)             --
Change in accounts receivable              (894)            577
Change in accounts payable                1,842           2,397
Change in accrued expenses               (7,693)         (4,533)
Change in customer deposits               2,559           1,226
Change in deferred taxes                    600             705
                                        -------         -------
  Net cash from operations               25,418          37,456

Purchase of property, plant
  and equipment                          (1,173)         (1,640)
Purchase of marketable securities       (20,671)        (24,649)
Sales of marketable securities            9,375              --
Increase in investments                  (1,490)             --
Proceeds from investment liquidation         37              --
                                        -------         -------
  Net cash used in investing            (13,922)        (26,289)

Proceeds from sale of stock               4,172           4,216
Dividends paid                          (20,694)        (22,907)
                                        -------         -------
  Net cash used in financing            (16,522)        (18,691)
                                        -------         -------
Net decrease in cash and equivalents     (5,026)         (7,524)
Cash and equivalents at beginning        15,949          18,161
                                        -------         -------
  Cash and equivalents at end            10,923          10,637

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10K filed March 31, 2002. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operation.

2. Earnings per Share Calculations (in thousands where applicable)

                         3 Months Ended June 30          6 Months Ended June 30
                           2001            2002            2001            2002

Net income               13,498          16,915          25,143          32,641
Average number of shares 33,501          33,797          33,419          33,723
Earnings per share       $0.40           $0.50           $0.75           $0.97

The average number of shares outstanding during the period reflects the issuance of 245,424 shares in February 2001 and 221,883 shares in February 2002.

3. The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.
The Company had an unrealized holding gain on marketable securities totaling $477 thousand for the six months ended June 30, 2001 and an unrealized holding loss of $3,596 thousand for the six months ended June 30, 2002.

4. The Company adopted Statement of Financial Accounting Standards No. 131
(SFAS 131), Disclosure About Segments of an Enterprise and Related Information, effective December 31, 1998. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first six months of 2002, 88% of our operating revenue was derived from the United States, 11% from Canada and 1% from other countries.

5. The Company adopted the Emerging Issues Task Force's (EITF) announcement that reimbursements received for out-of-pocket expenses be characterized as revenue with offsetting expenses in the income statement, effective January 1, 2002. Comparative financial statements for prior periods are reclassified to comply with this announcement. For the first six months of 2001 $2,944 thousand in reimbursables are reclassified in the income statement. For the first six months of 2002 $2,764 thousand in reimbursables are included in the income statement.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 2nd Quarter 2001 with 2002 (in thousands where applicable)

                                         3 Months Ended June 30          Change
                                           2001            2002

Revenues                                 54,148          65,103           20.2%
Operating income                         19,807          24,569           24.0%
Net income                               13,498          16,915           25.3%
Average number of shares                 33,501          33,797            0.9%
Earnings per share                       $0.40           $0.50            25.0%
Cash dividends per common share          $0.31           $0.34             9.7%

Revenues increased by $11.0 million or 20% due to increased products and services provided to both new and existing customers.

Expenses increased by $6.2 million or 18% due primarily to an increase in staff size and associated costs. The higher growth rate of revenues over expenses resulted in a $4.8 million or 24% increase in operating income.

Other income, net of other expenses, increased by a $510 thousand or 18%. As a result, net income increased by $3.4 million or 25%.

Comparison of 1st Half 2001 with 2002 (in thousands where applicable)

                                         6 Months Ended June 30         Change
                                           2001            2002

Revenues                                104,621         126,233          20.7%
Operating income                         36,675          47,402          29.2%
Net income                               25,143          32,641          29.8%
Average number of shares                 33,419          33,723           0.9%
Earnings per share                       $0.75           $0.97           28.6%
Cash dividends per share                 $0.62           $0.68            9.7%

Revenues increased by $21.6 million or 21% due to increased products and services provided to both new and existing customers.

Expenses increased by $10.9 million or 16% due primarily to an increase in staff size and associated costs. The higher growth rate of revenues over expenses resulted in a $10.7 million or 29% increase in operating income.

Other income, net of other expenses, increased by $1.2 million or 22%. As a result, net income increased by $7.5 million or 30%.

Liquidity And Capital Resources (in thousands where applicable)

                                     Dec 31, 2001    Jun 30, 2002

Cash and cash equivalents                18,161          10,637
Total assets                            331,284         341,432
Total liabilities                        35,757          35,552
Shareholders' equity                    295,526         305,880
Outstanding number of shares             33,576          33,797
Book value per share                     $8.80           $9.05

As presented in the Statement of Cash Flow, net cash provided by operating activities was $37.5 million during the first six months of 2002. Net cash used in investing activities was $26.3 million. The payment of $22.9 million in dividends to shareholders constituted the most significant use of cash during the first six months of 2002. The resultant net decrease in cash and cash equivalents was $7.5 million for the six months ended June 30, 2002.

At June 30, 2002, the Company's cash, cash equivalents and marketable securities totaled $160.7 million. The marketable securities consist primarily of preferred and common equities which can quickly be converted to cash.

MEDITECH has no long-term debt. Shareholders' equity at June 30, 2002 was $305.9 million. Additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet future operating requirements.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

July 26, 2002
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)