Form 10-Q
period 2002-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2002-11-12
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission file number  0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $1.00 par value, outstanding at September 30, 2002 was 33,797,439.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements

        Balance Sheet as of December 31, 2001 and September 30, 2002    Page 3

        Statement of Income for the Three Months and Nine Months
        ended September 30, 2001 and 2002                               Page 4

        Statement of Shareholders' Equity for the Nine Months
        ended September 30, 2001 and 2002                               Page 4

        Statement of Cash Flow for the Nine Months
        ended September 30, 2001 and 2002                               Page 5

        Notes To Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results                                     Page 7

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 8

Signatures                                                              Page 8

CFO Certification                                                       Page 9

CEO Certification                                                       Page 10

Part I - Financial Information

    Item 1 - Financial Statements

Balance Sheet (000 omitted)

                                     Dec 31, 2001    Sep 30, 2002

Cash and equivalents                     18,161           7,651
Marketable securities                   129,027         164,204
Accounts receivable less reserve         29,648          26,493
                                        -------         -------
  Current assets                        176,836         198,348

Computer equipment                        9,606           9,262
Furniture and fixtures                   31,910          32,525
Buildings                               139,670         139,670
Land                                     26,604          26,604
Accumulated depreciation                (57,357)        (61,048)
                                        -------         -------
  Net property, plant and equipment     150,433         147,013

Investments                               4,015           4,015
                                        -------         -------
  Total assets                          331,284         349,376
                                        =======         =======
Accounts payable                            114           2,519
Accrued taxes                             2,488           1,422
Accrued expenses                         18,092          20,227
Customer deposits                        10,364          10,644
                                        -------         -------
  Current liabilities                    31,058          34,812

Deferred income taxes                     4,700           5,800
                                        -------         -------
  Total liabilities                      35,758          40,612

Common stock, $1.00 par value,
  authorized 35,000,000 shares
  Issued and outstanding 33,575,556
  in 2001 and 33,797,439 in 2002         33,575          33,797
Additional paid-in capital                3,483           7,477
Unrealized gain (loss) on securities      2,140          (3,625)
Retained earnings                       256,328         271,115
                                        -------         -------
  Shareholders' equity                  295,526         308,764
                                        -------         -------
  Total liabilities and
    shareholders' equity                331,284         349,376
                                        =======         =======
Page  4

Statement Of Income (000 omitted)

                          3 Months Ended Sep 30           9 Months Ended Sep 30
                           2001            2002            2001            2002

Software products        32,202          37,115          87,831         109,752
Software services        25,306          27,452          74,298          81,048
                        -------         -------         -------         -------
  Total revenues         57,508          64,567         162,129         190,800

Operating, Development   24,425          27,370          71,344          80,503
Selling, G & A           11,749          13,071          32,775          38,769
                        -------         -------         -------         -------
  Total expenses         36,174          40,441         104,119         119,272
                        -------         -------         -------         -------
  Operating income       21,334          24,126          58,010          71,528

Other income              4,435           4,894          13,226          14,850
Other expense             1,724           1,746           5,017           4,970
                        -------         -------         -------         -------
  Pretax income          24,045          27,274          66,219          81,408

State taxes               1,827           2,499           5,847           7,507
Federal taxes             7,213           8,230          20,223          24,715
                        -------         -------         -------         -------
  Net income             15,005          16,545          40,149          49,186
                        =======         =======         =======         =======

Statement Of Shareholders' Equity (000 omitted)

                                          9 Months Ended Sep 30
                                           2001            2002

Shareholders' equity at beginning       273,778         295,526
Net income                               40,149          49,186
Sale of common stock                      4,172           4,216
Dividends paid                          (31,079)        (34,398)
Unrealized loss on securities              (221)         (5,766)
                                        -------         -------
  Shareholders' equity at end           286,799         308,764
                                        =======         =======
Page  5

Statement Of Cash Flow (000 omitted)

                                          9 Months Ended Sep 30
                                           2001            2002

Net income                               40,149          49,186
Depreciation                              6,015           6,650
Gain on marketable securities               (73)             --
Gain on Investment                          (17)             --
Change in accounts receivable            (5,940)          3,155
Change in accounts payable                2,780           2,405
Change in accrued expenses                5,339           1,069
Change in customer deposits               1,121             280
Change in deferred taxes                    900           1,100
                                        -------         -------
  Net cash from operations               50,274          63,845

Purchase of property, plant
  and equipment                          (5,062)         (3,231)
Purchase of marketable securities       (28,764)        (40,942)
Sales of marketable securities            9,375              --
Increase in investments                  (1,490)             --
Proceeds from investment liquidation         37              --
                                        -------         -------
  Net cash used in investing            (25,904)        (44,173)

Proceeds from sale of stock               4,172           4,216
Dividends paid                          (31,079)        (34,398)
                                        -------         -------
  Net cash used in financing            (26,907)        (30,182)
                                        -------         -------
Net decrease in cash and equivalents     (2,537)        (10,510)
Cash and equivalents at beginning        15,949          18,161
                                        -------         -------
  Cash and equivalents at end            13,412           7,651
                                        =======         =======
Page  6

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Form 10K filed on March 31, 2002. In the opinion of management the accompanying financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operation.

2. The Company follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires reporting both basic and diluted earnings per share (EPS). The Company has no common share equivalents such as preferred stock, warrents or stock options which would dilute EPS. Thus EPS is computed by dividing net income by the weighted average number of common shares outstanding during the year.

Earnings per Share Calculation (in thousands where applicable)

                          3 Months Ended Sep 30           9 Months Ended Sep 30
                           2001            2002            2001            2002

Net income               15,005          16,545          40,149          49,186
Average number of shares 33,501          33,797          33,446          33,748
Earnings per share       $0.45           $0.49           $1.20           $1.46

The average number of shares outstanding during the period reflects the issuance of 245,424 shares in February 2001 and 221,883 shares in February 2002.

3. The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.
The Company had an unrealized holding loss on marketable securities totaling $221 thousand for the nine months ended September 30, 2001 and an unrealized holding loss of $5,766 thousand for the nine months ended September 30, 2002.

4. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first nine months of 2002, 89% of our operating revenue was derived from the United States, 10% from Canada and 1% from other countries.

5. The Company follows the provisions of Emerging Issues Task Force's No. 01-14 (EITF 01-14), which requires reimbursements received for out-of-pocket expenses to be characterized as revenue with offsetting expenses in the income statement. Comparative financial statements for prior periods are reclassified to comply with this announcement. For the first nine months of 2001 $4,417 thousand in reimbursed expenses are included as Revenue in the accompanying income statement. For the first nine months of 2002 $4,010 thousand in reimbursed expenses are included as Revenue in the accompanying income statement.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 3rd Quarter 2001 with 2002 (in thousands where applicable)

                                          3 Months Ended Sep 30          Change
                                           2001            2002

Revenues                                 57,508          64,567           12.3%
Operating income                         21,334          24,126           13.1%
Net income                               15,005          16,545           10.3%
Average number of shares                 33,501          33,797            0.9%
Earnings per share                       $0.45           $0.49             8.9%
Cash dividends per common share          $0.31           $0.34             9.7%

Revenues increased by $7.1 million or 12.3% due to increased products and services provided to both new and existing customers.

Expenses increased by $4.3 million or 11.8% due primarily to an increase in staff size and associated costs. The higher growth rate of revenues over expenses resulted in a $2.8 million or 13.1% increase in operating income.

Other income, net of other expenses, increased by $437 thousand or 16.1%. As a result, net income increased by $1.5 million or 10.3%.

Comparison of 1st Nine Months of 2001 with 2002 (in thousands where applicable)

                                          9 Months Ended Sep 30          Change
                                           2001            2002

Revenues                                162,129         190,800           17.7%
Operating income                         58,010          71,528           23.3%
Net income                               40,149          49,186           22.5%
Average number of shares                 33,446          33,748            0.9%
Earnings per share                       $1.20           $1.46            21.4%
Cash dividends per share                 $0.93           $1.02             9.7%

Revenues increased by $28.7 million or 17.7% due to increased products and services provided to both new and existing customers.

Expenses increased by $15.2 million or 14.6% due primarily to an increase in staff size and associated costs. The higher growth rate of revenues over expenses resulted in a $13.5 million or 23.3% increase in operating income.

Other income, net of other expenses, increased by $1.7 million or 20.4%. As a result, net income increased by $9.0 million or 22.5%.

Liquidity And Capital Resources (in thousands where applicable)

                                     Dec 31, 2001    Sep 30, 2002

Cash and cash equivalents                18,161           7,651
Total assets                            331,284         349,376
Total liabilities                        35,758          40,612
Shareholders' equity                    295,526         308,764
Outstanding number of shares             33,576          33,797
Book value per share                     $8.80           $9.14

As presented in the accompanying Statement of Cash Flow, net cash provided by operating activities was $63.8 million during the first nine months of 2002. Net cash used in investing activities was $44.2 million. The payment of $34.4 million in dividends to shareholders constituted the most significant use of cash during the first nine months of 2002. The resultant net decrease in cash and cash equivalents was $10.5 million for the nine months ended September 30, 2002.

At September 30, 2002, the Company's cash, cash equivalents and marketable securities totaled $171.9 million. The marketable securities consist primarily of preferred and common equities which can quickly be converted to cash.

The Company has no long-term debt. Shareholders' equity at September 30, 2000 was $308.8 million. Additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet future operating requirements.

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended September 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

November 5, 2002
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

A. Neil Pappalardo, Chief Executive Officer and Chairman
(Signature)

CFO CERTIFICATION

I, Barbara A. Manzolillo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medical Information Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 5, 2002
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

CEO CERTIFICATION

I, A. Neil Pappalardo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medical Information Technology, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 5, 2002
(Date)

A. Neil Pappalardo, Chief Executive Officer and Chairman
(Signature)