Form 10-Q/A
period 2002-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2002-11-15
CIK 1011452

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

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

    Item 4 - Controls and Procedures                                    Page 8

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                           Page 8

Signatures                                                              Page 8

CFO Certifications                                                      Page 9

CEO Certifications                                                      Page 10

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

2. The Company follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires reporting both basic and diluted earnings per share (EPS). The Company has no common share equivalents such as preferred stock, warrants or stock options which would dilute EPS. Thus EPS is computed by dividing net income by the weighted average number of common shares outstanding during the year.

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

The Company has no long-term debt. Shareholders' equity at September 30, 2002 was $308.8 million. Additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet future operating requirements.

    Item 4 - Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

November 14, 2002
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

A. Neil Pappalardo, Chief Executive Officer and Chairman
(Signature)

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barbara A. Manzolillo, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medical Information Technology, Inc. (the Company);

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Barbara A. Manzolillo, Chief Financial Officer and Treasurer, certify this quarterly report on Form 10-Q of Medical Information Technology, Inc. for the period ending September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2002
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, A. Neil Pappalardo, Chief Executive Officer and Chairman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Medical Information Technology, Inc. (the Company);

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
(Date)

A. Neil Pappalardo, Chief Executive Officer and Chairman
(Signature)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, A. Neil Pappalardo, Chief Executive Officer and Chairman, certify this quarterly report on Form 10-Q of Medical Information Technology, Inc. for the period ending September 30, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2002
(Date)

A. Neil Pappalardo, Chief Executive Officer and Chairman
(Signature)