Form 10-K
period 2002-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2003-03-03
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Commission file number 0-28092

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State or Other Jurisdiction of Incorporation or Organization)

04-2455639
(I.R.S. Employer Identification No.)

MEDITECH Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

The market value of Common Stock, $1.00 par value, held by non-affiliates at June 30, 2002, was approximately $300 million.

There were 34,141,323 shares of Common Stock, $1.00 par value, outstanding at February 28, 2003.

Index to Form 10-K

Part I

    Item 1 - Business                                                   Page 3

    Item 2 - Properties                                                 Page 5

    Item 3 - Legal Proceedings                                          Page 5

    Item 4 - Submission of Matters to a Vote of Security Holders        Page 5

Part II

    Item 5 - Market for Registrant's Common Equity and Related
             Shareholder Matters                                        Page 5

    Item 6 - Selected Financial Data                                    Page 6

    Item 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        Page 6

    Item 8 - Financial Statements and Supplementary Data                Page 7

    Item 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                        Page 7

Part III

    Item 10 - Directors and Executive Officers of the Registrant        Page 8

    Item 11 - Executive Compensation                                    Page 10

    Item 12 - Security Ownership of Certain Beneficial Owners
              and Management                                            Page 11

    Item 13 - Certain Relationships and Related Transactions            Page 11

    Item 14 - Disclosure Controls and Procedures                        Page 12

    Item 15 - Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                       Page 12

Signatures                                                              Page 12

CFO Certifications                                                      Page 13

CEO Certifications                                                      Page 14

Part I

    Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop and market information system software for the hospital industry. During 2002 combined product and service revenue was $256 million. By the year's end MEDITECH had more than 2,000 employees, and over 1,700 active hospital customers throughout the U.S., Canada and the U.K., as well as a backlog of hospitals waiting implementation.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company owns or operates over 300 hospitals in the U.S., Canada, and the U.K. and has been MEDITECH's largest customer for some time. All of their hospitals operate with MEDITECH's clinical systems. They represented 12% of MEDITECH revenues in 2000, 11% in 2001 and 10% in 2002.

ACCESS TO SEC FILINGS

"www.meditech.com" is the Company's website address which provides access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments thereof just as soon as such reports are filed with the SEC. The reports so listed link to copies of the reports stored on Meditech's website.

"http://www.sec.gov/cgi-bin/browse-edgar?CIK=1011452&action=getcompany" may be used to access all of the Company's filings stored on the SEC's website instead.

In addition the Company will provide paper copies of these filings free of charge to its shareholders upon request.

    ITEM 2 - Properties

As of December 31, 2002 the Company owned five facilities containing about 1.1 million square feet of space, all being well maintained Class A properties in the greater Boston area. The Company occupies 60% of the space and the remaining 40% is leased to various tenants. The Company has adequate space for its reasonable needs over the near future.

    ITEM 3 - Legal Proceedings

There are no material pending legal proceedings against the Company.

    ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

    ITEM 5 - Market for Registrant's Common Equity and Related
             Shareholder Matters

No trading market exists for the Company's Common Stock, and accordingly no high and low bid information or quotations are available with respect to the Company's Common Stock.

The sale, assignment, transfer, pledge or other disposition of any of the Company's Common Stock is subject to right of first refusal restrictions.

There no shareholder agreements of any kind with the Company.

In February 2003, the Company sold a total of 263,884 shares of its common stock to certain employees for an aggregate consideration of $5,805,448.

At February 28, 2003, there were 1,221 shareholders of record of the Company's Common Stock and 34,141,323 shares outstanding.

The Company has paid quarterly cash dividends continuously since 1980. Dividends paid per share in the last five years are set forth within the table below.

    ITEM 6 - Selected Financial Data

For the Five Years Ended December 31, 2002 (in thousands where applicable)

                                   1998      1999      2000      2001      2002
Full Year Operations:
    Total revenue              $203,813  $225,630  $216,873  $223,831  $256,197
    Operating income             79,583    91,553    79,193    81,565    94,907
    Net income                   53,281    59,956    55,146    56,841    63,871
    Average shares               32,405    32,784    33,132    33,460    33,760
    Earnings per share           $1.64     $1.83     $1.66     $1.70     $1.89

Year End Position:
    Total assets               $266,600  $288,278  $306,093  $331,284  $354,809
    Total liabilities            49,328    41,583    32,315    35,758    36,813
    Shareholders' equity        217,272   246,695   273,778   295,526   317,996
    Shares outstanding           32,531    32,915    33,255    33,576    33,877
    Book value per share         $6.68     $7.49     $8.23     $8.80     $9.39

Other Financial Data:
    Working capital             $59,032   $92,130  $121,950  $145,778  $165,613
    Cash flow from operations    59,788    74,158    59,333    66,253    81,967
    Depreciation                 10,078     7,900     7,987     8,257     8,634
    Cash dividends per share      $.94     $1.00     $1.16     $1.24     $1.36

    ITEM 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations:

Comparison of Fiscal Years ended December 31, 2001 and 2002:

Total revenue increased 14.5% from $223.8 million in 2001 to $256.2 million in 2002 as a result of increased products and services provided to both existing and new customers.

Operating expenses increased 13.4% from $142.3 million in 2001 to $161.3 million in 2002 due primarily to an increase in staff size and an increase in associated costs. The resultant operating income increased 16.4% from $81.6 million in 2001 to $94.9 million in 2002.

Other income, net of other expense, decreased from $11.2 million in 2001 to $7.6 million in 2002 due primarily to a $5.8 million write-down of certain marketable securities to their fair value, as they were deemed to be other than temporarily impaired during the fourth quarter ended December 31, 2002. The write-down was partially offset by a $2.3 million increase in rental and dividend income earnings. The Company's effective tax rate decreased from 39% in 2001 to 38% in 2002 primarily as a result of higher tax credit benefits.

Comparison of Fiscal Years ended December 31, 2000 and 2001:

Total revenue increased 3% from $216.9 million in 2000 to $223.8 million in 2001. Product revenues were down a nominal $1.1 million. Orders for products increased at an unusually high rate during 1999 as customers expedited their normal buying decisions to ensure Y2K compliance. Order levels dropped significantly during 2000 as a result. New orders for products to be delivered returned to normal, pre-Y2K, levels in 2001. Services provided to customers increased by $8.4 million and more than offset the decreased product revenues for the year.

Operating expenses increased 3% from $137.7 million in 2000 to $142.3 million in 2001 due primarily to an increase in staff size and an increase in associated costs. The resultant operating income increased 3% from $79.2 million in 2000 to $81.6 million in 2001.

Other income, net of other expense, decreased from $11.5 million in 2000 to $11.2 million in 2001 due primarily to decreased rental and interest income earnings. The Company's effective tax rate remained the same at 39% in 2001.

Liquidity and Capital Resources:

At December 31, 2002, the Company's cash, cash equivalents and marketable securities totaled $171 million. The marketable securities consisted primarily of preferred and common equities which can quickly be converted to cash. Cash flows from operations were $82 million in fiscal 2002, an increase of $16 million from the prior year. The increase was primarily attributable to the growth in revenue and other changes in working capital. The primary use in fiscal 2002 of cash generated by operating activities was the payment of $46 million in dividends, with the majority of the remaining $36 million invested in marketable securities.

MEDITECH has no long-term debt. Shareholders' equity at December 31, 2002 was $318 million. Additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating requirements.

Critical Accounting Policies:

All of our significant accounting policies are described in the accompanying notes to the financial statements included in Exhibit 99 of this report. We believe four of these constitute our most critical policies requiring estimates and judgements by management. Reference note 1(a) for revenue recognition, note 1(e) for allowance for doubtful accounts, note 2 for marketable securities and note 8 for income taxes.

    ITEM 8 - Financial Statements and Supplementary Data

The audited Financial Statements are appended to this document as Exhibit 99.

OPERATING RESULTS BY QUARTER (Unaudited):

For the Two Years Ended December 31, 2002 (in thousands where applicable)

                                 1st Q     2nd Q     3rd Q     4th Q
Results for 2001:
    Total revenue              $49,000   $52,676   $56,035   $60,231
    Operating income            16,868    19,808    21,334    23,555
    Net income                  11,645    13,499    15,005    16,692
    Earnings per share           $.35      $.40      $.45      $.50

Results for 2002:
    Total revenue              $61,130   $65,103   $64,567   $65,397
    Operating income            22,833    24,569    24,126    23,379
    Net income                  15,725    16,915    16,545    14,686
    Earnings per share           $.47      $.50      $.49      $.43

Net income for the 4th quarter of 2002 was impacted by a $5.8 million write-down of certain marketable securities to their fair value.

    ITEM 9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

Medical Information Technology, Inc. (the Company) had engaged Arthur Andersen LLP (AA), as the Company's independent certifying accountants since 1971.
AA ceased their auditing practice during the year 2002. The reports of AA with respect to the Company for fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal years 2001 and 2000 and through October 23, 2002, there were no disagreements between the Company and AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AA, would have caused AA to make reference to the subject matter of the disagreements in its report on the Company's financial statements for such years.

Pursuant to Item 304(a)(3) of Regulation S-K, AA would normally furnish us with a letter addressed to the SEC stating whether or not AA agrees with the above statements. The Company has attempted to obtain such letter. However, given the timing and circumstances surrounding AA's cessation of their audit practices out of their Boston office, none has been obtained.

On October 17, 2002, the Company engaged Ernst & Young, LLP as its independent certifying accountants for the year ending December 31, 2002. The appointment of Ernst & Young, LLP was approved by the Audit Committee of the Company's Board of Directors. During fiscal years ended December 31, 2001 and 2000 and the subsequent interim period commencing January 1, 2002, the Company did not consult with Ernst & Young, LLP regarding either the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event with AA.

PART III

    ITEM 10 - Directors and Executive Officers of the Registrant

All Directors are elected each year at the annual meeting of shareholders. All Officers are elected at the first meeting of the Board following the annual meeting of shareholders and hold office for one year. The positions held by each Director and Officer of the Company on February 28, 2003, are shown below. There are no family relationships among the following persons.

Director or Officer   Age  Position with the Company

A. Neil Pappalardo     60  Chairman, Chief Executive Officer and Director
Lawrence A. Polimeno   61  Vice Chairman and Director
Roland L. Driscoll     74  Director
Edward B. Roberts      67  Director
Morton E. Ruderman     66  Director
L. P. Dan Valente      72  Director
Howard Messing         50  President and Chief Operating Officer
Barbara A. Manzolillo  50  Treasurer, Chief Financial Officer and Clerk
Edward G. Pisinski     59  Senior Vice President
Christopher Anschuetz  50  Vice President
Robert S. Gale         56  Vice President
Steven B. Koretz       50  Vice President
Stuart N. Lefthes      49  Vice President
Joanne Wood            49  Vice President

The following is a description of the business experience during the past five years of each Director and Officer.

A. Neil Pappalardo, founder of the Company, is the Chairman and Chief Executive Officer, and has been a Director since 1969. He is also a Director of Palomar Medical Technologies, Inc.

Lawrence A. Polimeno has been the Vice Chairman since 2002, was President and Chief Operating Officer prior to that, has been a Director since 1985, and has been with the Company since 1969.

Roland L. Driscoll, retired Chief Financial Officer of the Company, has been a Director since 1985.

Edward B. Roberts, co-founder of the Company, is a Sloan School Professor at the Massachusetts Institute of Technology, and has been a Director since 1969. He is also a Director of Advanced Magnetics Inc., Pegasystems Inc. and Sohu.com Inc.

Morton E. Ruderman, co-founder of the Company, is Chief Executive Officer of CRES Development, a real estate developer, and has been a Director since 1969.

L. P. Dan Valente is Chairman of Palomar Medical Technologies, Inc., and has been a Director since 1972. He is also a Director of MKS Instruments and SurgiLight Inc.

Howard Messing has been President and Chief Operating Officer since 2002, was the Executive Vice President prior to that, and has been with the Company since 1974.

Barbara A. Manzolillo has been the Treasurer, Chief Financial Officer and Clerk since 1996, was the Treasurer prior to that, and has been with the Company since 1975.

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

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees the Company's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the COO, the CFO, other officers and our independent auditors; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of six (6) members. The Board held 4 meetings during the fiscal year ended December 31, 2002 and each of the Directors attended all meetings of the Board of Directors.

The Board of Directors has an Audit Committee, an Executive Compensation Committee and a Charitable Contribution Committee. During 2002 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Roland L. Driscoll and L. P. Dan Valente. Both members are CPA's and are "independent" as defined by the rules which govern the NYSE and NASDAQ. This committee meets at least six times a year to review accounting practices and advise the Company's CFO. In addition, the committee meets and consults with the Company's outside auditors with respect to the Company's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Executive Compensation Committee consists of Morton E. Ruderman and Edward
B. Roberts. This committee meets twice a year to set the Chairman and Chief Executive Officer's annual salary, the growth criteria and amount for his individual bonus, and a ceiling on his participation in the company's annual stock purchase program.

The Charitable Contribution Committee consists of Morton E. Ruderman, A. Neil Pappalardo and Howard Messing. This committee meets at least six times a year to review the criteria for the year's charitable contribution program, meet and evaluate each organization under consideration and determine the amount to be contributed to each organization for the year.

   ITEM 11 - Executive Compensation

The following table sets forth the compensation received by the Company's Chief Executive Officer and the four most highly compensated other Officers for the three fiscal years ended December 31, 2000, 2001 and 2002.

Name and Position           Year        Salary      Bonus    Deferred

A. Neil Pappalardo          2002      $360,000   $724,251           0
  Chairman and Chief        2001       360,000    721,736           0
  Executive Officer         2000       360,000    722,475           0

Lawrence A. Polimeno        2002      $240,000   $624,251      $4,847
  Vice Chairman             2001       240,000    621,736       4,615
                            2000       240,000    622,475       5,017

Howard Messing              2002      $240,000   $474,251      $4,847
  President and Chief       2001       216,000    371,736       4,615
  Operating Officer         2000       216,000    375,475       5,017

Edward G. Pisinski          2002      $204,000   $324,251      $4,847
  Senior Vice President     2001       192,000    271,736       4,615
  Sales and Marketing       2000       192,000    272,475       5,017

Barbara A. Manzolillo       2002      $204,000   $274,251      $4,847
  Treasurer and Chief       2001       180,000    221,736       4,615
  Financial Officer         2000       180,000    222,475       5,017

Profit Sharing Plan: The Company maintains a qualified defined contribution plan for all employees known as the Medical Information Technology, Inc. Profit Sharing Plan. All employees of the Company who have completed one year of service participate in the Plan. The Board of Directors sets the annual contribution which is allocated in proportion to total compensation (capped at $100,000) of all eligible members for the Plan year. No allocation is allowable under this Plan to owners of 10% or more of the Company's common stock. Contributions by members are not permitted. Benefits under the Plan are considered deferred compensation and become fully vested after five years of continuous service with the Company. Members who have at least 20 years of service or who have incurred financial hardship may make in service withdrawals. Lump sum cash payment is made upon retirement, death, disability or termination of employment.

Compensation of Directors: The members of the Board of Directors who are not Officers of the Company currently receive a fee of $7,000 for each quarterly meeting attended, with such fee being deemed to also cover any incidental expenses and conference or committee time expended by such directors on behalf of the Company during the year.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

January 27, 2003

To the Board of Directors of Medical Information Technology, Inc.:

There are no employment agreements in effect for any officer of the Company. In 2002 the Board of Directors set the total amount to be allocated in the General Bonus Program instituted for the recognition of services rendered by all officers and employees. Also in 2002, the Board of Directors set the total amount to be allocated in the Officer Bonus Program instituted for the recognition of services rendered exclusively by the officers. Finally in 2002, the Executive Compensation Committee set Mr. Pappalardo's annual salary, the growth criteria and amount for his individual bonus, and a ceiling on his participation in the company's annual stock purchase program.

Morton E. Ruderman and Edward B. Roberts

    ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of February 28, 2003 with respect to the shares of common stock beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding common stock, each Director of the Company, each Executive Officer named in the Compensation Table and by all Directors and Officers of the Company as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

                                      Number of Shares          Percentage
Name of Shareholder,                  of Common Stock          of Shares of
Director or Officer                  Beneficially Owned        Common Stock

A. Neil Pappalardo*                       8,900,000               26.07%
Morton E. Ruderman                        4,473,447               13.10%
MEDITECH Profit Sharing Trust             3,800,697               11.13%
Curtis W. Marble                          3,500,000               10.25%
Grossman Group**                          2,061,144                6.04%
Edward B. Roberts                         1,162,154                3.40%
Lawrence A. Polimeno                        993,436                2.91%
Roland L. Driscoll                          528,000                1.55%
Edward G. Pisinski                          297,000                0.87%
Howard Messing                              285,000                0.83%
Barbara A. Manzolillo                       200,000                0.59%
L. P. Dan Valente                            85,000                0.25%
14 Directors and Officers as a Group     17,255,687               50.54%

*Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore is entitled to vote its 3,800,697 shares of Company stock as well as his own 8,900,000 shares of Company stock. Likewise the number of shares indicated for the 14 Directors and Officers as a Group does not include the shares of the MEDITECH Profit Sharing Trust.

**Based on a Schedule 13D filed by Jerome Grossman and other individuals on February 27, 2002.

    ITEM 13 - Certain Relationships and Related Transactions

A. Neil Pappalardo, Chairman, Chief Executive Officer and Director of the Company, purchased for cash 50,000 shares of Company stock from the Company at $19 per share in February 2002 and 50,000 shares of Company stock at $22 per share in February 2003.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk of the Company, purchased for cash 6,000 shares of Company stock from the Company at $19 per share in February 2002 and 4,000 shares of Company stock at $22 per share in February 2003.

On December 31, 2002, the Company contributed 80,000 shares of Company stock to the MEDITECH Profit Sharing Trust.

Philip Polimeno, a son of a Director, is employed as a senior manager of the Company and received W-2 compensation of $78,198 in 2002.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company's knowledge, based solely on a review of the reports given to the Company, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2002.

    ITEM 14 - Disclosure Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures as of February 28, 2003 the Chief Executive Officer and Chief Financial Officer have concluded such controls and procedures are effective.

There were no significant changes in the Company's internal controls or in other factors which could significantly affect such controls subsequent to the date of their evaluation.

    ITEM 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The audited Financial Statements are appended to this document as Exhibit 99.

A Form 8-K indicating a change in auditors was filed on October 28, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

February 28, 2003
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2003.

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

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

I, Barbara A. Manzolillo, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed this annual report on Form 10-K of Medical Information Technology, Inc. (the Company) for the period ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 28, 2003
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Barbara A. Manzolillo, Chief Financial Officer and Treasurer, certify this annual report on Form 10-K of Medical Information Technology, Inc. for the period ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

February 28, 2003
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, A. Neil Pappalardo, Chief Executive Officer and Chairman, certify that:

1. I have reviewed this annual report on Form 10-K of Medical Information Technology, Inc. (the Company) for the period ended December 31, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 28, 2003
(Date)

A. Neil Pappalardo, Chief Executive Officer and Chairman
(Signature)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, A. Neil Pappalardo, Chief Executive Officer and Chairman, certify this annual report on Form 10-K of Medical Information Technology, Inc. for the period ended December 31, 2002, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

February 28, 2003
(Date)

A. Neil Pappalardo, Chief Executive Officer and Chairman
(Signature)