Form 10-Q
period 2003-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2003-05-01
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

There were 34,141,323 shares of Common Stock, $1.00 par value, outstanding at April 30, 2003.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

        Balance Sheet as of December 31, 2002 and March 31, 2003        Page 3

        Statement of Income for the Three Months
        ended March 31, 2002 and 2003                                   Page 4

        Statement of Shareholder Equity for the Three Months
        ended March 31, 2002 and 2003                                   Page 5

        Statement of Cash Flow for the Three Months
        ended March 31, 2002 and 2003                                   Page 5

        Notes To Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 Page 7

    Item 4 - Controls and Procedures                                    Page 7

Part II - Other Information

    Item 1 - Legal Proceedings                                          Page 8

    Item 4 - Submission of Matters to a Vote of Shareholders            Page 8

    Item 6 - Exhibits and Reports on Form 8-K                           Page 9

Signatures                                                              Page 9

CFO Certifications                                                      Page 10

CEO Certifications                                                      Page 11

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

Balance Sheet (000 omitted)

                                     Dec 31, 2002    Mar 31, 2003

Cash and equivalents                     16,907          23,135
Marketable securities                   154,339         161,725
Accounts receivable less reserve         28,380          29,853
                                        -------         -------
  Current assets                        199,626         214,713

Computer equipment                        9,929          10,363
Furniture and fixtures                   32,820          32,987
Buildings                               139,670         139,670
Land                                     26,604          26,604
Accumulated depreciation                (63,030)        (65,212)
                                        -------         -------
  Fixed assets                          145,993         144,412

Investments                               9,190           9,130
                                        -------         -------
  Total assets                          354,809         368,255

Accounts payable                             90           2,444
Accrued taxes                             2,148           8,279
Accrued expenses                         21,826           9,662
Customer deposits                         9,949           9,428
                                        -------         -------
  Current liabilities                    34,013          29,813

Deferred taxes                            2,800           6,125
                                        -------         -------
  Total liabilities                      36,813          35,938

Common stock, $1.00 par value,
  Authorized 35,000,000 shares
  Issued and outstanding 33,877,439
  in 2002 and 34,141,323 in 2003         33,877          34,141
Additional paid-in capital                9,157          14,699
Unrealized gain on securities               652           5,383
Retained income                         274,310         278,094
                                        -------         -------
  Shareholder equity                    317,996         332,317
                                        -------         -------
  Total liabilities and
    shareholder equity                  354,809         368,255

Statement Of Income (000 omitted)

                                          3 Months Ended Mar 31
                                           2002            2003

Product revenue                          34,812          38,440
Service revenue                          26,318          28,841
                                        -------         -------
  Total revenue                          61,130          67,281

Operating, development expenses          25,896          28,541
Selling, G & A expenses                  12,401          13,621
                                        -------         -------
  Operating expense                      38,297          42,162
                                        -------         -------
  Operating income                       22,833          25,119

Other income                              4,974           4,461
Other expense                             1,656           1,792
                                        -------         -------
  Pretax income                          26,151          27,788

State income tax                          2,436           2,450
Federal income tax                        7,990           8,341
                                        -------         -------
  Income tax                             10,426          10,791
                                        -------         -------
  Net income                             15,725          16,997

Statement Of Shareholder Equity (000 omitted)

                                          3 Months Ended Mar 31
                                           2002            2003

Shareholder equity at beginning         295,527         317,996
Sales of common stock                     4,216           5,805
Unrealized gain (loss) on securities       (700)          4,731
Net income                               15,725          16,997
Dividends paid                          (11,416)        (13,212)
                                        -------         -------
  Shareholder equity at end             303,352         332,317

Statement Of Cash Flow (000 omitted)

                                          3 Months Ended Mar 31
                                           2002            2003

Net income                               15,725          16,997
Change in accounts receivable            (1,970)         (1,473)
Change in accumulated depreciation        2,239           2,182
Change in accounts payable                2,273           2,354
Change in accrued taxes                   5,930           6,131
Change in accrued expenses               (9,168)        (12,164)
Change in customer deposits                 637            (521)
Net effect of non-cash adjustments          300             670
                                        -------         -------
  Net cash from operations               15,966          14,176

Purchase of marketable securities       (11,395)             --
Purchase of equipment, furniture
  and fixtures                             (630)           (601)
Proceeds from mortgage note receivable       --              60
                                        -------         -------
  Net cash used in investing            (12,025)           (541)

Sales of common stock                     4,216           5,805
Dividends paid                          (11,416)        (13,212)
                                        -------         -------
  Net cash used in financing             (7,200)         (7,407)
                                        -------         -------
Net change in cash and equivalents       (3,259)          6,228
Cash and equivalents at beginning        18,161          16,907
                                        -------         -------
  Cash and equivalents at end            14,902          23,135

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K filed March 3, 2003. The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations.

2. The Company follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires reporting both basic and diluted earnings per share (EPS). The Company has no common share equivalents such as preferred stock, warrants or stock options which would dilute EPS. Thus EPS is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period.

Earnings per Share Calculation (in thousands where applicable)

                          3 Months Ended Mar 31
                           2002            2003

Net Income               15,725          16,997
Average number of shares 33,650          33,965
Earnings per share       $0.47           $0.50

The average number of shares outstanding during the period reflects the issuance of 221,883 shares in February 2002 and 263,884 shares in February 2003.

3. The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.
The Company had an unrealized holding loss on marketable securities totaling $700 thousand for the three months ended March 31, 2002 and an unrealized holding gain of $4,731 thousand for the three months ended March 31, 2003.

4. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first three months of 2003, 87% of our operating revenue was derived from the United States, 10% from Canada and 3% from other countries.

5. The Company follows the provisions of Emerging Issues Task Force's No. 01-14 (EITF 01-14), which requires reimbursements received for out-of-pocket expenses to be characterized as revenue with offsetting expenses in the income statement. For the first three months of 2002 $1,075 thousand in reimbursed expenses are included as revenue in the accompanying statement of income. For the first three months of 2003 $1,162 thousand in reimbursed expenses are included as revenue in the accompanying statement of income.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations

Comparison of 1st Quarter 2002 with 2003 (in thousands where applicable)

                                          3 Months Ended Mar 31
                                           2002            2003          Change

Total Revenue                            61,130          67,281           10.1%
Operating income                         22,833          25,119           10.0%
Net income                               15,725          16,997            8.1%
Average number of shares                 33,650          33,965            0.9%
Earnings per share                       $0.47           $0.50             7.1%
Cash dividends per share                 $0.34           $0.39            14.7%

Total revenue increased by $6,151 thousand or 10.1% due to increased products and services provided to both existing and new customers.

Operating Expense increased by $3,865 thousand or 10.1% due primarily to an increase in staff size and associated costs. The result is a $2,286 thousand or 10.0% increase in operating income.

During the first quarter of 2003, other income, net of other expense, decreased by $649 thousand. The primary factor was a $500 thousand writedown of impaired marketable securities. The effective tax rate decreased 1% from 39% to 38% due primarily to increased tax credits. As a result net income increased by $1,272 thousand or 8.1%.

Liquidity And Capital Resources (in thousands where applicable)

                                     Dec 31, 2002    Mar 31, 2003

Cash and equivalents                     16,907          23,135
Total assets                            354,809         368,255
Total liabilities                        36,813          35,938
Shareholder equity                      317,996         332,317
Outstanding number of shares             33,877          34,141
Book value per share                     $9.39           $9.73

As presented in the Statement of Cash Flow, net cash provided by operating activities was $14,176 thousand during the first three months of 2003. Net cash used in investing activities was $541 thousand. The payment of $13,212 thousand in dividends to shareholders constituted the most significant use of cash. The resultant net increase in cash and equivalents was $6,228 thousand for the three months ended March 31, 2003.

At March 31, 2003, the Company's cash, cash equivalents and marketable securities totaled $185 million. The marketable securities consist primarily of preferred and common equities which can quickly be converted to cash.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2003 was $332 million. Additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet future operating requirements.

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

Part II - Other Information

    Item 1 - Legal Proceedings

On April 18, 2003, Jerome H. Grossman, a shareholder and former Director of the Company, filed a complaint in the Suffolk County, Massachusetts Superior Court against the Company and five of its six Directors: A. Neil Pappalardo, Edward B. Roberts, Morton E. Ruderman, Roland L. Driscoll and Lawrence E. Polimeno. The complaint alleges: (1) the Directors have violated a duty of good faith and loyalty to Grossman by terminating him as a consultant to the Company in 2001, by failing to nominate him for re-election as a Director in 2002, and by enforcing the Company's right of first refusal against him; (2) the Directors have "rigged" the market for the Company's common stock in favor of buyers and against sellers by establishing an artificially low price for the stock; (3) the Directors have established an artificially low price for the stock so Pappalardo can purchase shares from the Company at a price less than the "fair value" of those shares; and (4) Pappalardo, as the controlling shareholder of the Company, has violated a fiduciary duty to shareholders by dominating the Board of Directors, artificially depressing the price of stock, and personally benefiting from the depressed price by purchasing tens of thousands of shares of stock from the Company each year.

    Item 4 - Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held on Monday, April 28, 2003. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Barbara A. Manzolillo, keeping the minutes.

There were outstanding a total of 34,141,323 shares of Common Stock, par value $1.00 per share. A total of 32,859,589 shares or 96.25% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or by ballot.

The following six directors of the Company were elected to serve until the 2004 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified, with votes cast as follows:

A. Neil Pappalardo - 30,950,820 shares in favor and 1,908,769 shares withheld Lawrence A. Polimeno - 30,949,884 shares in favor and 1,909,705 shares withheld Roland L. Driscoll - 30,950,820 shares in favor and 1,908,769 shares withheld Edward B. Roberts - 30,950,820 shares in favor and 1,908,769 shares withheld Morton E. Ruderman - 30,950,820 shares in favor and 1,908,769 shares withheld
L. P. Dan Valente    - 30,950,820 shares in favor and 1,908,769 shares withheld

A proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003 was approved, with 32,836,864 shares in favor, 1,565 shares against and 21,160 shares abstaining.

A shareholder proposal relating to the trading of Company's securities was rejected, with 2,671,868 shares in favor, 29,714,599 shares against and 473,122 shares abstaining.

A shareholder proposal relating to the Company's evaluation of acquisition proposals was rejected, with 2,658,151 shares in favor, 29,729,278 shares against and 472,160 shares abstaining.

    Item 6 - Exhibits and Reports on Form 8-K

There were no reports filed on Form 8-K during the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

April 30, 2003
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

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

April 30, 2003
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Barbara A. Manzolillo, Chief Financial Officer and Treasurer, certify this quarterly report on Form 10-Q of Medical Information Technology, Inc. for the period ended March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 30, 2003
(Date)

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

April 30, 2003
(Date)

A. Neil Pappalardo, Chief Executive Officer and Chairman
(Signature)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, A. Neil Pappalardo, Chief Executive Officer and Chairman, certify this quarterly report on Form 10-Q of Medical Information Technology, Inc. for the period ended March 31, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 30, 2003
(Date)

A. Neil Pappalardo, Chief Executive Officer and Chairman
(Signature)