Form 10-Q
period 2003-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2003-07-31
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

There were 34,141,323 shares of Common Stock, $1.00 par value, outstanding at June 30, 2003.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

        Balance Sheet as of December 31, 2002 and June 30, 2003         Page 3

        Statement of Income for the Three Months and Six Months
        ended June 30, 2002 and 2003                                    Page 4

        Statement of Shareholder Equity for the Six Months
        ended June 30, 2002 and 2003                                    Page 5

        Statement of Cash Flow for the Six Months
        ended June 30, 2002 and 2003                                    Page 5

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

Signatures                                                              Page 8

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

Balance Sheet (000 omitted)

                                     Dec 31, 2002    Jun 30, 2003

Cash and equivalents                     16,907          20,014
Marketable securities                   154,339         185,331
Accounts receivable less reserve         28,380          26,883
                                        -------         -------
  Current assets                        199,626         232,228

Computer equipment                        9,929           8,329
Furniture and fixtures                   32,820          29,204
Buildings                               139,670         139,670
Land                                     26,604          26,604
Accumulated depreciation                (63,030)        (60,744)
                                        -------         -------
  Fixed assets                          145,993         143,063

Investments                               9,190           9,070
                                        -------         -------
  Total assets                          354,809         384,361
                                        =======         =======

Accounts payable                             90           3,070
Accrued taxes                             2,148             665
Accrued expenses                         21,826          15,688
Customer deposits                         9,949          10,478
                                        -------         -------
  Current liabilities                    34,013          29,901

Deferred taxes                            2,800          11,075
                                        -------         -------
  Total liabilities                      36,813          40,976

Common stock, $1.00 par value,
  authorized 35,000,000 shares
  Issued and outstanding 33,877,439
  in 2002 and 34,141,323 in 2003         33,877          34,141
Additional paid-in capital                9,157          14,699
Unrealized gain on securities               652          12,554
Retained income                         274,310         281,991
                                        -------         -------
  Shareholder equity                    317,996         343,385
                                        -------         -------
  Total liabilities and
    shareholder equity                  354,809         384,361
                                        =======         =======

Statement of Income (000 omitted)

                         3 Months Ended June 30          6 Months Ended June 30
                           2002            2003            2002            2003

Product revenue          37,825          38,011          72,637          76,451
Service revenue          27,278          29,500          53,596          58,341
                        -------         -------         -------         -------
  Total revenue          65,103          67,511         126,233         134,792

Operating, development   27,236          28,825          53,132          57,366
Selling, G & A           13,298          13,677          25,699          27,298
                        -------         -------         -------         -------
  Operating expense      40,534          42,502          78,831          84,664
                        -------         -------         -------         -------
  Operating income       24,569          25,009          47,402          50,128

Other income              4,981           4,827           9,956           9,288
Other expense             1,568           1,672           3,224           3,464
                        -------         -------         -------         -------
  Pretax Income          27,982          28,164          54,134          55,952

State income tax          2,572           2,514           5,008           4,964
Federal income tax        8,495           8,439          16,485          16,780
                        -------         -------         -------         -------
  Income tax             11,067          10,953          21,493          21,744
                        -------         -------         -------         -------
  Net income             16,915          17,211          32,641          34,208
                        =======         =======         =======         =======

Statement of Shareholder Equity (000 omitted)

                                         6 Months Ended June 30
                                           2002            2003

Shareholder equity at beginning         295,526         317,996
Sales of common stock                     4,216           5,805
Unrealized gain (loss) on securities     (3,596)         11,903
Net income                               32,641          34,208
Dividends paid                          (22,907)        (26,527)
                                        -------         -------
  Shareholder equity at end             305,880         343,385

Statement of Cash Flow (000 omitted)

                                         6 Months Ended June 30
                                           2002            2003

Net income                               32,641          34,208
Change in accounts receivable               577           1,497
Change in accumulated depreciation        4,443           4,304
Change in accounts payable                2,397           2,981
Change in accrued taxes                  (1,215)         (1,483)
Change in accrued expenses               (3,318)         (6,139)
Change in customer deposits               1,226             529
Gain on sales of marketable securities       --            (233)
Net effect of non-cash adjustments          705           1,340
                                        -------         -------
  Net cash from operations               37,456          37,004

Purchases of marketable securities      (24,649)        (29,172)
Sales of marketable securities               --          17,251
Purchases of equipment, furniture
  and fixtures                           (1,640)         (1,374)
Proceeds from mortgage note receivable       --             120
                                        -------         -------
  Net cash used in investing            (26,289)        (13,175)

Sales of common stock                     4,216           5,805
Dividends paid                          (22,907)        (26,527)
                                        -------         -------
  Net cash used in financing            (18,691)        (20,722)
                                        -------         -------
Net change in cash and equivalents       (7,524)          3,107
Cash and equivalents at beginning        18,161          16,907
                                        -------         -------
  Cash and equivalents at end            10,637          20,014

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

Earnings per Share Calculations (in thousands where applicable)

                         3 Months Ended June 30          6 Months Ended June 30
                           2002            2003            2002            2003

Net income               16,915          17,211          32,641          34,208
Average number of shares 33,797          34,141          33,723          34,053
Earnings per share       $0.50           $0.50           $0.97           $1.00

The average number of shares outstanding during the period reflects the issuance of 221,883 shares in February 2002 and 263,884 shares in February 2003.

3. The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.
The Company had an unrealized holding loss on marketable securities totaling $3,596 thousand for the six months ended June 30, 2002 and an unrealized holding gain of $11,903 thousand for the six months ended June 30, 2003.

4. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first six months of 2003, 88% of our operating revenue was derived from the United States, 9% from Canada and 3% from other countries.

5. The Company follows the provisions of Emerging Issues Task Force's No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which requires reimbursements received for out-of-pocket expenses to be characterized as revenue with offsetting expenses in the income statement. For the first six months of 2002 $2,764 thousand in reimbursed expenses are included as revenue in the accompanying statement of income. For the first six months of 2003 $2,621 thousand in reimbursed expenses are included as revenue in the accompanying statement of income.

6. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The provisions of FIN 46 for variable interest entities created before February 1, 2003 are required to be adopted in interim financial statements beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of FIN 46 will have on its financial position and results of operations.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 2nd Quarter 2002 with 2003 (in thousands where applicable)

                                         3 Months Ended June 30          Change
                                           2002            2003

Total revenue                            65,103          67,511            3.7%
Operating income                         24,569          25,009            1.8%
Net income                               16,915          17,211            1.7%
Average number of shares                 33,797          34,141            1.0%
Earnings per share                       $0.50           $0.50             0.7%
Cash dividends per common share          $0.34           $0.39            14.7%

Total revenue increased by $2,408 thousand due to increased products and services provided to both new and existing customers.

Operating expense increased by $1,968 thousand or 4.9% due primarily to an increase in staff size and associated costs. The result is a $440 thousand increase in operating income.

Other income, net of other expenses, decreased by $258 thousand or 7.6%. The primary factor was a $500 thousand writedown of impaired marketable securities offset by a $233 thousand gain realized on marketable securities redeemed. The resultant net income increased by $296 thousand.

Comparison of 1st Half 2002 with 2003 (in thousands where applicable)

                                         6 Months Ended June 30          Change
                                           2002            2003

Total revenue                           126,233         134,792            6.8%
Operating income                         47,402          50,128            5.8%
Net income                               32,641          34,208            4.8%
Average number of shares                 33,723          34,053            1.0%
Earnings per share                       $0.97           $1.00             3.8%
Cash dividends per share                 $0.68           $0.78            14.7%

Total revenue increased by $8,559 thousand due to increased products and services provided to both new and existing customers.

Operating expense increased by $5,833 thousand or 7.4% due primarily to an increase in staff size and associated costs. The result is a $2,726 thousand increase in operating income.

Other income, net of other expenses, decreased by $908 thousand or 13.5%. The primary factor was a $1,000 thousand writedown of impaired marketable securities offset by a $233 thousand gain realized on marketable securities redeemed. The resultant net income increased by $1,567 thousand.

Liquidity and Capital Resources (in thousands where applicable)

                                     Dec 31, 2002    Jun 30, 2003

Cash and equivalents                     16,907          20,014
Total assets                            354,809         384,361
Total liabilities                        36,813          40,976
Shareholder equity                      317,996         343,385
Outstanding number of shares             33,877          34,141
Book value per share                     $9.39          $10.06

As presented in the Statement of Cash Flow, net cash provided by operating activities was $37,004 thousand during the first six months of 2003. Net cash used in investing activities was $13,175 thousand. The payment of $26,527 thousand in dividends to shareholders constituted the most significant use of cash during the first six months of 2003. The resultant net increase in cash and cash equivalents was $3,107 thousand for the six months ended June 30, 2003.

At June 30, 2003, the Company's cash, cash equivalents and marketable securities totaled $205 million. The marketable securities consist of preferred or common equities and US government securities which can quickly be converted to cash.

MEDITECH has no long-term debt. Shareholders' equity at June 30, 2003 was $343 million. Additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet future operating requirements.

    Item 4 - Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting which have materially affected or are reasonably likely to materially affect such control.

Part II - Other Information

    Item 1 - Legal Proceedings

On April 18, 2003, a shareholder and former Director of the Company filed a complaint in the Suffolk County, Massachusetts Superior Court against the Company and five of its six Directors. The complaint is summarized in the 2003 first quarter report on Form 10-Q. On July 11, 2003, the Company filed a motion to dismiss the complaint.

    Item 6 - Exhibits and Reports on Form 8-K

Exhibit 31, Rule 13a-14(a) Certifications, and Exhibit 32, Section 1350 Certifications, are appended to this report. There were no reports filed on Form 8-K during the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

July 31, 2003
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)