Form 10-Q
period 2003-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2003-10-30
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

There were 34,141,323 shares of Common Stock, $1.00 par value, outstanding at September 30, 2003.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

        Balance Sheet as of December 31, 2002 and September 30, 2003    Page 3

        Statement of Income for the Three Months and Nine Months
        ended September 30, 2002 and 2003                               Page 4

        Statement of Shareholder Equity for the Nine Months
        ended September 30, 2002 and 2003                               Page 5

        Statement of Cash Flow for the Nine Months
        ended September 30, 2002 and 2003                               Page 5

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

Signatures                                                              Page 8

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

Balance Sheet (000 omitted)

                                     Dec 31, 2002    Sep 30, 2003

Cash and equivalents                     16,907           9,355
Marketable securities                   154,339         200,486
Accounts receivable less reserve         28,380          27,990
                                        -------         -------
  Current assets                        199,626         237,831

Computer equipment                        9,929           8,512
Furniture and fixtures                   32,820          29,579
Buildings                               139,670         139,670
Land                                     26,604          26,604
Accumulated depreciation                (63,030)        (62,856)
                                        -------         -------
  Fixed assets                          145,993         141,509

Investments                               9,190           9,010
                                        -------         -------
  Total assets                          354,809         388,350
                                        =======         =======

Accounts payable                             90           2,619
Accrued taxes                             2,148           1,328
Accrued expenses                         21,826          21,849
Customer deposits                         9,949           8,580
                                        -------         -------
  Current liabilities                    34,013          34,376

Deferred taxes                            2,800           9,550
                                        -------         -------
  Total liabilities                      36,813          43,926

Common stock, $1.00 par value,
  authorized 35,000,000 shares
  Issued and outstanding 33,877,439
  in 2002 and 34,141,323 in 2003         33,877          34,141
Additional paid-in capital                9,157          14,699
Unrealized gain on securities               652           9,701
Retained income                         274,310         285,883
                                        -------         -------
  Shareholder equity                    317,996         344,424
                                        -------         -------
  Total liabilities and
    shareholder equity                  354,809         388,350
                                        =======         =======

Statement of Income (000 omitted)

                          3 Months Ended Sep 30           9 Months Ended Sep 30
                           2002            2003            2002            2003

Product revenue          37,115          37,290         109,752         113,741
Service revenue          27,452          30,396          81,048          88,737
                        -------         -------         -------         -------
  Total revenue          64,567          67,686         190,800         202,478

Operating, development   27,370          28,764          80,503          86,130
Selling, G & A           13,071          13,983          38,769          41,281
                        -------         -------         -------         -------
  Operating expense      40,441          42,747         119,272         127,411
                        -------         -------         -------         -------
  Operating income       24,126          24,939          71,528          75,067

Other income              4,894           5,003          14,850          14,291
Other expense             1,746           2,037           4,970           5,501
                        -------         -------         -------         -------
  Pretax Income          27,274          27,905          81,408          83,857

State income tax          2,499           2,396           7,507           7,360
Federal income tax        8,230           8,302          24,715          25,082
                        -------         -------         -------         -------
  Income tax             10,729          10,698          32,222          32,442
                        -------         -------         -------         -------
  Net income             16,545          17,207          49,186          51,415
                        =======         =======         =======         =======

Statement of Shareholder Equity (000 omitted)

                                          9 Months Ended Sep 03
                                           2002            2003

Shareholder equity at beginning         295,526         317,996
Sales of common stock                     4,216           5,805
Unrealized gain (loss) on securities     (5,765)          9,050
Net income                               49,186          51,415
Dividends paid                          (34,398)        (39,842)
                                        -------         -------
  Shareholder equity at end             308,765         344,424
                                        =======         =======

Statement of Cash Flow (000 omitted)

                                          9 Months Ended Sep 30
                                           2002            2003

Net income                               49,186          51,415
Change in accounts receivable             3,154             390
Change in depreciation expense            6,651           6,416
Change in accounts payable                2,405           2,529
Change in accrued taxes                  (1,066)           (820)
Change in accrued expenses                2,135              23
Change in customer deposits                 280          (1,369)
Gain on sales of marketable securities       --            (233)
Net effect of non-cash adjustments        1,100           1,717
                                        -------         -------
  Net cash from operations               63,845          60,068

Purchases of marketable securities      (40,942)        (49,082)
Sales of marketable securities               --          17,251
Purchases of equipment, furniture
  and fixtures                           (3,231)         (1,932)
Proceeds from mortgage note receivable       --             180
                                        -------         -------
  Net cash used in investing            (44,173)        (33,583)

Sales of common stock                     4,216           5,805
Dividends paid                          (34,398)        (39,842)
                                        -------         -------
  Net cash used in financing            (30,182)        (34,037)
                                        -------         -------
Net change in cash and equivalents      (10,510)         (7,552)
Cash and equivalents at beginning        18,161          16,907
                                        -------         -------
  Cash and equivalents at end             7,651           9,355
                                        =======         =======

Notes To Financial Statements (Unaudited)

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K filed March 3, 2003. The unaudited financial statements presented herein have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations.

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

Earnings per Share Calculations (in thousands where applicable)

                          3 Months Ended Sep 30           9 Months Ended Sep 30
                           2002            2003            2002            2003

Net income              $16,545         $17,207         $49,186         $51,415
Average number of shares 33,797          34,141          33,748          34,083
Earnings per share       $0.49           $0.50           $1.46           $1.51

The average number of shares outstanding during the period reflects the issuance of 221,883 shares in February 2002 and 263,884 shares in February 2003.

3. The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.
The Company had an unrealized holding loss on marketable securities totaling $5,765 thousand for the nine months ended September 30, 2002 and an unrealized holding gain of $9,050 thousand for the nine months ended September 30, 2003.

4. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first nine months of 2003, 88% of our operating revenue was derived from the United States, 10% from Canada and 2% from other countries.

5. The Company follows the provisions of Emerging Issues Task Force's No. 01-14 (EITF 01-14), Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which requires reimbursements received for out-of-pocket expenses to be characterized as revenue with offsetting expenses in the income statement. For the first nine months of 2002 and 2003 reimbursed expenses included as revenue in the accompanying statement of income are $4,010 thousand and $4,120 thousand respectively.

6. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. The provisions of FIN 46 for variable interest entities created before February 1, 2003 are required to be adopted in interim financial statements beginning after December 15, 2003. The Company is currently evaluating the impact the adoption of FIN 46 will have on its financial position and results of operations.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Operating Results

Comparison of 3rd Quarter - 2002 and 2003 (in thousands where applicable)

                                          3 Months Ended Sep 30          Change
                                           2002            2003

Total revenue                            64,567          67,686            4.8%
Operating income                         24,126          24,939            3.4%
Net income                               16,545          17,207            4.0%
Average number of shares                 33,797          34,141            1.0%
Earnings per share                       $0.49           $0.50             3.0%
Cash dividends per common share          $0.34           $0.39            14.7%

Total revenue increased by $3,119 thousand due primarily to increased services provided to both new and existing customers.

Operating expense increased by $2,306 thousand or 5.7% due primarily to an increase in staff size and associated costs. The result is a $813 thousand increase in operating income.

Other income, net of other expenses, decreased by $182 thousand. The primary factor was increased non-operating litigation expense. The resultant pre-tax income increased by $631 thousand or 2.3%.

Tax expense decreased by $31 thousand due primarily to larger tax credits. The estimated tax rate of 38.3% in 2003 compares to 39.3% in 2002. The resultant net income increased by $662 thousand.

Comparison of 1st Nine Months - 2002 and 2003 (in thousands where applicable)

                                          9 Months Ended Sep 30          Change
                                           2002            2003

Total revenue                           190,800         202,478            6.1%
Operating income                         71,528          75,067            4.9%
Net income                               49,186          51,415            4.5%
Average number of shares                 33,748          34,083            1.0%
Earnings per share                       $1.46           $1.51             3.5%
Cash dividends per share                 $1.02           $1.17            14.7%

Total revenue increased by $11,678 thousand due to increased products and services provided to both new and existing customers.

Operating expense increased by $8,139 thousand or 6.8% due primarily to an increase in staff size and associated costs. The result is a $3,539 thousand increase in operating income.

Other income, net of other expenses, decreased by $1,090 thousand. The primary factor was a $1,000 thousand writedown of impaired marketable securities offset by a $233 thousand gain realized on marketable securities redeemed. The resultant pre-tax income increased by $2,449 thousand or 3.0%.

Tax expense increased by only $220 thousand due primarily to larger tax credits. The estimated tax rate of 38.7% in 2003 compares to 39.6% in 2002. The resultant net income increased by $2,229 thousand.

Liquidity and Capital Resources (in thousands where applicable)

                                     Dec 31, 2002    Sep 30, 2003

Cash and equivalents                     16,907           9,355
Total assets                            354,809         388,350
Total liabilities                        36,813          43,926
Shareholder equity                      317,996         344,424
Outstanding number of shares             33,877          34,141
Shareholder equity per share             $9.39          $10.09

As presented in the Statement of Cash Flow, net cash provided by operating activities was $60,068 thousand during the first nine months of 2003. Net cash used in investing activities was $33,583 thousand. The payment of $39,842 thousand in dividends to shareholders constituted the most significant use of cash during the first nine months of 2003. The resultant net decrease in cash and cash equivalents was $7,552 thousand for the nine months ended September 30, 2003.

At September 30, 2003, the Company's cash, cash equivalents and marketable securities totaled $210 million. The marketable securities consist of preferred or common equities and US government securities which can quickly be converted to cash.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2003 was $344 million. Additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet future operating requirements.

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

Part II - Other Information

    Item 1 - Legal Proceedings

On April 18, 2003, a shareholder and former Director of the Company filed a complaint in the Suffolk County, Massachusetts Superior Court against the Company and five of its six Directors. The complaint is summarized in the 2003 first quarter report on Form 10-Q. On July 11, 2003, the Company filed a motion to dismiss the complaint. On September 12, 2003, the motion to dismiss the complaint was denied.

    Item 6 - Exhibits and Reports on Form 8-K

Exhibit 31, Rule 13a-14(a) Certifications, and Exhibit 32, Section 1350 Certifications, are appended to this report. There were no reports filed on Form 8-K during the quarter ended September 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

October 31, 2003
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)