Form 10-K
period 2003-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2004-03-11
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

The market value of common stock, $1.00 par value, held by non-affiliates at June 30, 2003, was approximately $378 million.

There were 34,221,323 shares of common stock, $1.00 par value, outstanding at March 12, 2004.

Index to Form 10-K

Part I

    Item 1 - Business                                                    Page 3

    Item 2 - Properties                                                  Page 6

    Item 3 - Legal Proceedings                                           Page 6

    Item 4 - Submission of Matters to a Vote of Security Holders         Page 6

Part II

    Item 5 - Market for Registrant's Common Equity, Related Shareholder
             Matters and Issuer Purchases of Equity Securities           Page 6

    Item 6 - Selected Financial Data                                     Page 7

    Item 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         Page 7

    Item 8 - Financial Statements and Supplementary Data                Page 10

    Item 9A - Controls and Procedures                                   Page 25

Part III

    Item 10 - Directors and Executive Officers of the Registrant        Page 26

    Item 11 - Executive Compensation                                    Page 28

    Item 12 - Security Ownership of Certain Beneficial Owners
              and Management and Related Shareholder Matters            Page 29

    Item 13 - Certain Relationships and Related Transactions            Page 29

    Item 14 - Principal Accountant Fees and Services                    Page 30

    Item 15 - Exhibits and Reports on Form 8-K                          Page 30

Signatures                                                              Page 30

Part I

    Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop and market information system software for the hospital industry. During 2003 combined product and service revenue was $270.8M, operating income was $99.7M and net income was $67.4M, up 5.7%, 5.0% and 5.6% compared to the prior year. Product bookings were $158.3M and the resultant product backlog was $114.8M, up 10.2% and 6.8% compared to the prior year. By the year's end MEDITECH had more than 2,000 employees, and over 1,700 active hospital customers throughout the U.S., Canada and the U.K.

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

Although the individual products could be operated in a stand alone fashion, a hospital achieved maximum effectiveness when they were used in an integrated mode, sharing access to the common clinical and financial records of the hospital. This concept ultimately led to MEDITECH developing the so-called hospital information system, a cohesive set of software products designed from the outset to work in conjunction with the overall operation of the hospital and to minimize the need for specialized interfaces.

COMPUTER HARDWARE

Sophisticated software, such as MEDITECH's, requires extensive computer and communication equipment to function. In spite of this, MEDITECH continues to be a pure software company, limiting itself to specifying the aggregate components needed as well as suggesting typical configurations from certain hardware vendors. The responsibility is left to the hospital to purchase the requisite hardware and secure a continuing source of maintenance service for it.

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

LICENSED SOFTWARE

MEDITECH requires a customer to sign a standard software license agreement prior to product delivery, implementation and subsequent service of the software. This agreement specifies a front end product fee and a front end implementation fee both of which are payable over the implementation process, and a monthly service fee after the site goes live. In addition to precluding hospital ownership and restricting transfer, the license mandates the hospital hold MEDITECH harmless from any liability arising from incorrect operation of the software.

MEDITECH bases its product fee on the total number of hospital beds a customer operates at all of its sites, and sets its implementation fee on the total number of sites. Large hospitals pay more than small hospitals, but incremental fees continue to diminish. The monthly service fees are always 1% of the product fees. A typical 250 bed acute care hospital might incur a $500,000 product fee, $100,000 implementation fee and a $5,000 monthly service fee. An order is booked when a signed software license and a 10% deposit are received.

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

PRODUCT DEVELOPMENT

Most of the product development staff is working on the incremental evolution of the current product line, as well as the creation of new products each year.
The rest of the staff is developing a set of replacement products utilizing a new technology. Approximately every ten years, MEDITECH introduces the next generation of products based on the new technology and gradually updates existing customers.

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

As training proceeds, the implementation staff customizes certain dictionaries to fit the specific need of the hospital's environment, provide interfaces to non-MEDITECH systems and to assist the hospital in converting data from legacy systems. In addition, the licensed software will be delivered, installed and tested on the customer's hardware. MEDITECH will utilize remote access communication technology to minimize or eliminate the need to travel.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company owns or operates over 300 hospitals in the U.S., Canada, and the U.K. and has been MEDITECH's largest customer for some time. All of their hospitals operate with MEDITECH's clinical systems. They represented 10% of MEDITECH revenues in 2001, 10% in 2002 and 9% in 2003.

COMPETITION

The market for health care information systems is subject to the technological imperative. Accordingly, MEDITECH has a completely integrated set of application products, implements them successfully, provides ongoing maintenance including updates and continues the developmental process. The Company's competitors who make similar claims include Siemens Corporation, McKesson Corporation, Cerner Corporation, IDX Systems Corporation and Eclipsys Corporation. MEDITECH does not offer the breadth of products and services which the competition offers to hospitals as well as the products and services which the competition offers to related medical enterprises. Instead MEDITECH focuses exclusively in the hospital information system software market and believes it competes favorably with respect to the software offering of the competition.

ACCESS TO SEC FILINGS

"www.meditech.com" is the Company's website address which provides access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments thereof just as soon as such reports are filed with or furnished to the SEC. The links so provided allow access to copies of the reports stored on MEDITECH's website, but a link is also provided to allow access to all of the Company's filings stored on the SEC's website as well.

"http://www.sec.gov/cgi-bin/browse-edgar?CIK=1011452&action=getcompany" may be used to access all of the Company's filings stored on the SEC's website instead.

In addition the Company will provide paper copies of these filings free of charge to its shareholders upon request.

    Item 2 - Properties

As of December 31, 2003 the Company owned five facilities containing about 1.1 million square feet of space, all being well maintained Class A properties in the greater Boston area. The Company occupies 60% of the space and the remaining 40% is leased to various tenants. The Company has adequate space for its reasonable needs over the near future.

    Item 3 - Legal Proceedings

On April 18, 2003, Jerome H. Grossman, a shareholder and former Director of the Company, filed a complaint in the Suffolk County, Massachusetts Superior Court against the Company and five of its six Directors: A. Neil Pappalardo, Edward B. Roberts, Morton E. Ruderman, Roland L. Driscoll and Lawrence A. Polimeno. The complaint alleges: (1) the Directors have violated a duty of good faith and loyalty to Grossman by terminating him as a consultant to the Company in 2001, by failing to nominate him for re-election as a Director in 2002, and by enforcing the Company's right of first refusal against him; (2) the Directors have "rigged" the market for the Company's common stock in favor of buyers and against sellers by establishing an artificially low price for the stock; (3) the Directors have established an artificially low price for the stock so Pappalardo can purchase shares from the Company at a price less than the "fair value" of those shares; and (4) Pappalardo, as the controlling shareholder of the Company, has violated a fiduciary duty to shareholders by dominating the Board of Directors, artificially depressing the price of stock, and personally benefiting from the depressed price by purchasing tens of thousands of shares of stock from the Company each year. On July 11, 2003, the Company filed a motion to dismiss the complaint. On September 12, 2003, the motion to dismiss the complaint was denied. The case is now in discovery.

    Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

    Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

No trading market exists for the Company's common stock, and accordingly no high and low bid information or quotations are available with respect to the Company's common stock.

The sale, assignment, transfer, pledge or other disposition of any of the Company's common stock is subject to right of first refusal restrictions set forth in the Company's charter.

There are no shareholder agreements of any kind with the Company.

In February 2003, the Company sold a total of 263,884 shares of its common stock to certain employees for an aggregate consideration of $5,805,448. This sale may not have complied with the registration requirements of certain securities laws. See the section on Temporary Equity in Management's Discussion and Analysis of Financial Condition and Results of Operations.

At March 12, 2004, there were 1,216 shareholders of record of the Company's common stock and 34,221,323 shares outstanding.

The Company has paid quarterly cash dividends continuously since 1980. Dividends paid per share in the last five years are set forth within the table in Item 6.

    Item 6 - Selected Financial Data

For the Five Years Ended December 31, 2003 (in thousands where applicable)

                                   1999      2000      2001      2002      2003
Full Year Operations:
    Total revenue              $225,630  $216,873  $223,831  $256,197  $270,781
    Operating income             91,553    79,193    81,565    94,907    99,685
    Net income                   59,956    55,146    56,841    63,871    67,424
    Average shares               32,784    33,132    33,460    33,760    34,097
    Net income per share         $1.83     $1.66     $1.70     $1.89     $1.98

Year End Position:
    Total assets               $288,278  $306,093  $331,284  $354,809  $402,407
    Total liabilities            41,583    32,315    35,758    36,813    50,709
    Temporary equity*            10,475    14,294    17,962    21,435    26,080
    Shareholder equity*         236,220   259,484   277,564   296,561   325,618
    Shares outstanding           32,915    33,255    33,576    33,877    34,221
    Net assets per share**       $7.49     $8.23     $8.80     $9.39    $10.28

Other Financial Data:
    Working capital             $92,130  $121,950  $145,778  $165,613  $214,764
    Cash flow from operations    74,158    59,333    66,253    81,967    83,228
    Depreciation                  7,900     7,987     8,257     8,634     8,422
    Cash dividends per share     $1.00     $1.16     $1.24     $1.36     $1.56

*Temporary Equity and Shareholder Equity have been restated for the years 1999 through 2002.

**Net assets is defined as total assets less total liabilities.

    Item 7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations:

Comparison of Fiscal Years ended December 31, 2002 and 2003:

Total revenue increased 5.7% from $256.2 million in 2002 to $270.8 million in 2003 as a result of increased products and services provided to both existing and new customers.

Operating expenses increased 6.1% from $161.3 million in 2002 to $171.1 million in 2003 due primarily to a greater increase in product development staff compared to the increase in the rest of the staff. The resultant operating income increased 5.0% from $94.9 million in 2002 to $99.7 million in 2003.

Other income, net of other expense, increased from $7.6 million in 2002 to $11.3 million in 2003 due primarily to a smaller $1.5 million write-down of certain marketable security costs compared to the prior year. This difference was partially offset by $0.5 million in legal expenses incurred in relation to the lawsuit noted in Item 3 of this report.

The Company's effective tax rate increased from 37.7% in 2002 to 39.3% in 2003 primarily as a result of increased tax reserves for unrealized gains on marketable securities.

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

Other income, net of other expense, decreased from $11.2 million in 2001 to $7.6 million in 2002 due primarily to a $5.8 million write-down of certain marketable security costs. This difference was partially offset by a $2.3 million increase in rental and dividend income earnings.

The Company's effective tax rate decreased from 38.7% in 2001 to 37.7% in 2002 primarily as a result of higher tax credit benefits.

Liquidity and Capital Resources:

At December 31, 2003, the Company's cash, cash equivalents and marketable securities totaled $222.9 million. The marketable securities consisted of preferred or common equities and government notes which can easily be converted to cash. Cash flows from operations were $83.2 million in fiscal 2003, an increase of $1.2 million from the prior year. The increase was primarily attributable to the growth in revenue and other changes in working capital. The primary use in fiscal 2003 of cash generated by operating activities was the payment of $53.2 million in dividends, with the majority of the remaining $30.0 million invested in marketable securities.

MEDITECH has no long-term debt. Net assets at December 31, 2003 was $351.7 million. Additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements.

Risk Factors Which May Affect Future Results of Operations:

The health care industry is highly regulated and is subject to changing economic and political influences. Federal and state legislatures could modify the health care system in respect to reimbursement and financing. Hospitals may respond to these pressures by delaying the purchase of new information systems. Previous volatility in the market place due to Y2K concerns and September 11th could reappear and cause delays. The Health Insurance Portability and Accounting Act of 1996 will directly impact the industry by specifying standards to protect the security and confidentiality of patient information. It may be possible for patients to bring claims against software providers regarding injuries due to errors. Hospitals consolidating into an integrated health care delivery system may be able to negotiate price reductions. Finally, the Company is dependent on a cohesive group of long time senior managers and staff with vast experience in the hospital industry and software technology.

Temporary Equity:

During each of the years from 1997 to 2003, the Company offered and sold shares of its common stock to certain of its employees in a manner which may not have complied with the registration requirements of certain securities laws. Assuming such sales did not comply with those requirements, the individuals who purchased the Company's common stock from 1997 through 2003 in such offerings would have the right to return the shares to the Company and obtain a refund equal to the recision amount, as defined below, or if they have sold the stock, to seek from the Company damages, if any, resulting from their purchases.

The recision amount payable to an individual would be equal to the original purchase price increased annually by an amount equal to 6% interest and decreased annually by the amount of dividends received. Because the dividends received have always exceeded the amount of the interest, the recision amount is less than the original purchase price. In addition, each year since 1997 the fair value of the common stock as determined by the Company's Board of Directors in connection with a year-end contribution of stock to the MEDITECH Profit Sharing Trust has increased over that determined in the prior year. Accordingly, the Company does not expect any of these individuals to seek recision or damages with respect to any such purchases. However, if dividend payments and/or the fair value of the common stock should decrease, individuals may elect to seek recision in the future.

The right of these individuals to receive a refund of the recision amount is not completely within the control of the Company. As a result, these shares are considered and treated as redeemable common stock for financial accounting purposes until such time as the recision rights lapse or are exercised. Therefore the recision amount and the related shares have been removed from Shareholder Equity and classified as Temporary Equity. As a result, the Company has restated its financial statements for the years ended December 31, 1999 through 2002. The restatement was made solely to reflect this reclassification and did not affect the Company's previously reported net income, net income per share, assets or liabilities.

Critical Accounting Policies:

All of our significant accounting policies are described in the notes to the financial statements included in Item 8 of this report. We believe four of these constitute our most critical policies requiring estimates and judgments by management which are significant in terms of materiality. Reference Note 1(a) for revenue recognition, Note 1(e) for allowance for doubtful accounts,
Note 3 for marketable securities and Note 10 for income taxes.

    Item 8 - Financial Statements and Supplementary Data

MEDICAL INFORMATION TECHNOLOGY, INC.

Financial Statements
As of December 31, 2002 and 2003
Together with Auditors' Report

Index to Financial Statements

Reports of Independent Public Accountants                               Page 11

Balance Sheets as of December 31, 2002 (as restated) and 2003           Page 13

Statements of Income for the Years Ended
December 31, 2001, 2002 and 2003                                        Page 14

Statements of Shareholder Equity for the Years Ended
December 31, 2001 (as restated), 2002 (as restated) and 2003            Page 15

Statements of Cash Flows for the Years Ended
December 31, 2001, 2002 and 2003                                        Page 16

Notes to Financial Statements                                       Pages 17-24

MEDICAL INFORMATION TECHNOLOGY, INC.

Reports of Independent Public Accountants

To the Shareholders and Board of Directors of Medical Information Technology, Inc.:

We have audited the accompanying balance sheets of Medical Information Technology, Inc. (a Massachusetts corporation) as of December 31, 2002 (as restated) and 2003, and the related statements of income, shareholder equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Medical Information Technology, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report, dated January 30, 2002, expressed an unqualified opinion of those financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Information Technology, Inc. as of December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.

The financial statements of Medical Information Technology, Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been restated to reclassify certain shares of common stock and the related recision amounts from Shareholder Equity to Temporary Equity. Our audit procedures with respect to the restated amounts with respect to 2001 included (i) agreeing the restatement adjustments to a schedule prepared by the Company and obtained from management and (ii) testing the mathematical accuracy of the schedule and tracing certain amounts from the schedule to the Company's underlying records. In our opinion, the amounts restated for 2001 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such restatement and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

Ernst & Young LLP

Boston, Massachusetts
January 27, 2004

MEDICAL INFORMATION TECHNOLOGY, INC.

The following is a copy of the report previously issued by Arthur Andersen LLP for the years ended December 31, 2000 and 2001. Arthur Andersen LLP has not reissued this report.

To the Shareholders and Board of Directors of Medical Information Technology, Inc.:

We have audited the accompanying balance sheets of Medical Information Technology, Inc. (a Massachusetts corporation) as of December 31, 2000 and 2001, and the related statements of income, shareholder equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Information Technology, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Boston, Massachusetts
January 30, 2002

MEDICAL INFORMATION TECHNOLOGY, INC.

Balance Sheets
                                                                December 31,
                                                             2002          2003
                                                     ------------  ------------
Assets

Current Assets:
    Cash and cash equivalents (Note 1)               $ 16,906,849  $ 18,690,986
    Marketable securities (Note 3)                    154,338,807   204,192,366
    Accounts receivable, less reserves of
        $700,000 in 2002 and $800,000 in 2003          28,380,523    30,720,136
                                                     ------------  ------------
        Total current assets                          199,626,179   253,603,488
                                                     ------------  ------------
Property, Plant and Equipment, at cost (Note 1):
    Computer equipment                                  9,929,056     8,709,930
    Furniture and fixtures                             32,820,124    29,948,576
    Buildings                                         139,669,962   139,669,962
    Land                                               26,603,703    26,603,703
                                                     ------------  ------------
                                                      209,022,845   204,932,171
    Accumulated depreciation                          (63,030,113)  (64,861,487)
                                                     ------------  ------------
                                                      145,992,732   140,070,684
                                                     ------------  ------------
Investments (Note 1)                                    9,190,389     8,732,604
                                                     ------------  ------------
                                                     $354,809,300  $402,406,776
                                                     ============  ============
Liabilities and Equity

Current Liabilities:
    Accounts payable                                 $     89,782  $    158,214
    Accrued taxes                                       2,147,809     2,599,821
    Accrued expenses (Note 5)                          21,826,604    24,065,768
    Customer deposits                                   9,949,218    12,015,644
                                                     ------------  ------------
        Total current liabilities                      34,013,413    38,839,447

Deferred Income Taxes (Note 10)                         2,800,000    11,869,316
                                                     ------------  ------------
        Total liabilities                              36,813,413    50,708,763
                                                     ------------  ------------
Temporary Equity: (as restated, Notes 2 & 7)
    Redeemable common stock $1.00 par value
    Issued and outstanding 1,525,709 shares
        in 2002 and 1,789,593 shares in 2003           21,434,540    26,079,769
                                                     ------------  ------------
Shareholder Equity: (as restated, Notes 2 & 7)
    Common stock $1.00 par value
    Authorized 35,000,000 shares
    Issued and outstanding 32,351,730 shares
        in 2002 and 32,431,730 shares in 2003          21,599,615    24,839,834
    Unrealized gain on marketable securities              651,828    12,202,459
    Retained earnings                                 274,309,904   288,575,951
                                                     ------------  ------------
        Total shareholder equity                      296,561,347   325,618,244
                                                     ------------  ------------
                                                     $354,809,300  $402,406,776
                                                     ============  ============

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Income
                                               For the Years Ended December 31,
                                               2001          2002          2003
                                       ------------  ------------  ------------
Operating Revenue:
    Software products                  $123,698,228  $146,827,089  $151,001,866
    Software services                   100,132,616   109,369,734   119,778,837
                                       ------------  ------------  ------------
        Total operating revenue         223,830,844   256,196,823   270,780,703
                                       ------------  ------------  ------------
Costs and Expenses:
    Operating and product development    96,558,320   108,454,991   114,933,942
    Selling, general and administrative  45,707,764    52,834,845    56,162,058
                                       ------------  ------------  ------------
        Total costs and expenses        142,266,084   161,289,836   171,096,000
                                       ------------  ------------  ------------
        Income from operations           81,564,760    94,906,987    99,684,703

Other Income (Note 9)                    17,840,206    14,133,775    18,753,624

Other Expense (Note 9)                    6,648,369     6,544,805     7,410,608
                                       ------------  ------------  ------------
        Income before provision
            for income taxes             92,756,597   102,495,957   111,027,719

Provision for Income Taxes (Note 10):
    State                                 7,757,140     8,651,161     9,901,578
    Federal                              28,158,263    29,973,857    33,702,545
                                       ------------  ------------  ------------
        Net income                     $ 56,841,194  $ 63,870,939  $ 67,423,596
                                       ============  ============  ============
Basic and Diluted Net Income per Share $       1.70  $       1.89  $       1.98

Shares Used in Computing Basic and
    Diluted Net Income per Share         33,459,652    33,760,459    34,097,342
                                       ============  ============  ============

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Shareholder Equity

                                 Common Stock                         Total
                             Number of    Paid-in      Retained     Shareholder
                              Shares      Capital      Earnings       Equity
                            ----------  -----------  ------------  ------------
Balance, December 31, 2000
(as restated)               32,196,730  $17,167,093  $240,951,456  $259,483,804

Decrease in recision amount
related to redeemable
common stock                         -      504,236             -       504,236

Issuance of 75,000 shares of
common stock to qualified
profit sharing plan             75,000    1,425,000             -     1,425,000

Net income                           -            -    56,841,194    56,841,194

Unrealized gain, net of tax,
on marketable securities             -            -             -       774,637

Dividends                            -            -   (41,464,608)  (41,464,608)
                            ----------  -----------  ------------  ------------
Balance, December 31, 2001
(as restated)               32,217,730  $19,096,329  $256,328,042  $277,564,263

Decrease in recision amount
related to redeemable
common stock                         -      743,286             -       743,286

Issuance of 80,000 shares of
common stock to qualified
profit sharing plan             80,000    1,760,000             -     1,760,000

Net income                           -            -    63,870,939    63,870,939

Unrealized loss, net of tax,
on marketable securities             -            -             -    (1,488,064)

Dividends                            -            -   (45,889,077)  (45,889,077)
                            ----------  -----------  ------------  ------------
Balance, December 31, 2002
(as restated)               32,351,730  $21,599,615  $274,309,904  $296,561,347

Decrease in recision amount
related to redeemable
common stock                         -    1,160,219             -     1,160,219

Issuance of 80,000 shares of
common stock to qualified
profit sharing plan             80,000    2,080,000             -     2,080,000

Net income                           -            -    67,423,596    67,423,596

Unrealized gain, net of tax,
on marketable securities             -            -             -    11,550,631

Dividends                            -            -   (53,157,549)  (53,157,549)
                            ----------  -----------  ------------  ------------
Balance, December 31, 2003  32,431,730  $24,839,834  $288,575,951  $325,618,244
                            ==========  ===========  ============  ============

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Cash Flows
                                               For the Years Ended December 31,
                                                 2001         2002         2003
                                          -----------  -----------  -----------
Cash Flows from Operating Activities:
    Net income                            $56,841,194  $63,870,939  $67,423,596
    Cumulative tax liability adjustment
        on unrealized securities gains              -     (434,552)  (7,700,421)
    Write-down of marketable securities             -    5,812,355    1,462,074
    Net (gain) loss on sale of securities     (90,211)         699     (233,088)
    Stock contributions to qualified
        profit sharing plan                 1,425,000    1,760,000    2,080,000
    Allowance for doubtful accounts           120,000      110,000      100,000
    Allowance for investment valuations                                 217,784
    Change in accounts receivable          (3,741,614)   1,157,408   (2,439,613)
    Change in accumulated depreciation      8,257,117    8,633,862    8,421,929
    Change in accounts payable               (361,062)     (24,041)      68,431
    Change in accrued expenses                743,675    3,734,492    2,239,166
    Change in accrued taxes                   148,736     (339,468)     452,012
    Change in customer deposits             1,710,548     (414,917)   2,066,427
    Change in deferred income taxes         1,200,000   (1,900,000)   9,069,316
                                          -----------  -----------  -----------
            Net cash provided by
                operating activities       66,253,383   81,966,777   83,227,613
                                          -----------  -----------  -----------
Cash Flows from Investing Activities:
    Purchases of property, plant
        and equipment                      (5,908,103)  (4,193,382)  (2,499,881)
    Purchases of marketable securities    (28,763,722) (42,008,650) (49,082,494)
    Sales of marketable securities          9,375,023    9,829,799   17,251,000
    Purchases of investments               (1,490,104)  (5,175,625)           -
    Decrease in investments resulting
        from payments or distributions         37,844            -      240,000
                                          -----------  -----------  -----------
            Net cash used in
                investing activities      (26,749,062) (41,547,858) (34,091,375)
                                          -----------  -----------  -----------
Cash Flows from Financing Activities:
    Sales of redeemable common stock        4,172,208    4,215,777    5,805,448
    Dividends paid                        (41,464,608) (45,889,077) (53,157,549)
                                          -----------  -----------  -----------
            Net cash used in
                financing activities      (37,292,400) (41,673,300) (47,352,101)
                                          -----------  -----------  -----------
Net Increase in Cash and
    Cash Equivalents                        2,211,921   (1,254,381)   1,784,137

Cash and Cash Equivalents,
    beginning of year                      15,949,309   18,161,230   16,906,849
                                          -----------  -----------  -----------
Cash and Cash Equivalents,
    end of year                           $18,161,230  $16,906,849  $18,690,986
                                          ===========  ===========  ===========
Supplemental Disclosure:
    Cash paid for Income taxes            $35,470,141  $41,832,173  $42,161,306
    Cash paid for Interest                $         0  $         0  $         0

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements
December 31, 2003

(1) Operations and Accounting Policies

Medical Information Technology, Inc. (the Company) is engaged in the development, manufacture and licensing of computer software products and related services used in the medical field. The principal market for the Company's products consists of health care providers primarily located in the United States and Canada.

The accompanying financial statements reflect the application of certain accounting policies discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(a) Revenue Recognition

The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The Company enters into perpetual software license contracts which provide for a customer deposit upon contract execution, milestone billings and fixed monthly service fees thereafter. The Company classifies product and related implementation fees together as software products in the statement of income and recognizes these fees as revenue upon completion of each contract milestone, which approximates the percentage-of-completion method prescribed by SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts. Software services represent post-implementation support services, which are recognized as the related services are rendered.

The Company follows the provisions of Emerging Issues Task Force's No. 01-14 (EITF 01-14), which requires reimbursements received for out-of-pocket expenses to be characterized as revenue with offsetting operating expenses in the income statement. Comparative financial statements for prior periods are reclassified for all periods presented.

(b) Software Development Costs

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company is required to capitalize software development costs incurred after technological feasibility of the software development projects is established and the realizability of such capitalized costs through future operations is expected if such costs become material. To date, development costs incurred by the Company after technological feasibility has been established have been immaterial and as such have been charged to operations as incurred.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements
December 31, 2003

(c) Property, Plant and Equipment

The Company carries all property, plant and equipment on a cost basis and provides for depreciation in amounts estimated to allocate the costs thereof under the following depreciation methods and estimated useful lives:

    Description             Method   Useful Life
    ----------------------  ------  -------------
    Computer equipment      MACRS       3-5 years
    Furniture and fixtures  MACRS         7 years
    Furniture and fixtures  SL           10 years
    Buildings               SL      31.5-40 years

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

(e) Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these financial instruments. The Company's marketable securities are carried at fair value (see Note 3). The Company's long-term investments are carried at cost, less a valuation reserve, which approximates fair value based on management's assessment.

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As of December 31, 2002 and 2003 there were no individual customers who accounted for greater than 10% of the outstanding accounts receivable.

(f) Investments

The Company accounts for its equity investments in Patient Care Technologies Inc., LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. All three companies license the Company's software technology and relicense it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which the Company serves. The Company believes the fair value of these investments approximates its carrying value of $8,732,604 at December 31, 2003.

(g) Net Income per Common Share

In accordance with SFAS No. 128, Earnings per Share, the Company reports both basic and diluted earnings per share (EPS). The Company has no common stock equivalents, thus both basic EPS and diluted EPS are computed by dividing net income by the weighted-average number of common shares outstanding during the year.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements
December 31, 2003

(h) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized holding gains/losses on securities classified as available-for-sale and foreign currency translation adjustments. The Company's only comprehensive income for the years ended December 31, 2001, 2002 and 2003 is unrealized gains or losses on marketable securities and is as follows:

                                        2001         2002         2003
                                 -----------  -----------  -----------
    Net income                   $56,841,194  $63,870,939  $67,423,596
    Unrealized gains (losses)        774,637   (1,488,064)  11,550,631
                                 -----------  -----------  -----------
        Comprehensive income     $57,615,831  $62,382,875  $78,974,227
                                  ==========  ===========  ===========

(i) Segment, Geographic and Enterprise-Wide Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable operating segment of an enterprise, as defined. Based on the criteria set forth in SFAS No. 131, the Company currently operates in one operating segment, medical software and services.

SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and major customers. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During 2001, 2002 and 2003, the Company derived its operating revenue from the following countries, based on location of customer (as a percentage of total operating revenue):

                     2001  2002  2003
                     ----  ----  ----
    United States     86%   89%   88%
    Canada            12    10    10
    Other              2     1     2
                     ----  ----  ----
                     100%  100%  100%
                     ====  ====  ====

During the years ended December 31, 2001, 2002 and 2003, one customer accounted for approximately 10%, 10% and 9% of operating revenue, respectively.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements
December 31, 2003

(2) RESTATED FINANCIAL STATEMENTS

The Company's Financial Statements as of December 31, 2001 and for the year then ended were previously audited by other auditors who have ceased operations. The Company decided during 2004 that the offering and sale of shares of its common stock to certain employees from 1997 through 2003 may not have complied with the registration requirements of certain securities laws. Assuming such sales did not comply with those requirements, the individuals who purchased the Company's common stock in such offerings would have the right to return the shares to the Company and obtain a refund from the Company equal to the recision amount or, if they have sold the stock, to seek from the Company damages, if any, resulting from their purchases of the stock.

These shares are considered and treated as redeemable common stock for financial accounting purposes until such time as the recision rights lapse or are exercised. Therefore the recision amount and the related shares should have been removed from Shareholder Equity and classified as Temporary Equity during each of the periods. As a result, the Company has restated its financial statements for the years ended December 31, 2001 and 2002. The restatement was made solely to reflect this reclassification and did not affect the Company's previously reported net income, net income per share, assets or liabilities.

A summary of the impact of such restatement on the financial statements for the years ended December 31, 2001 and 2002 is as follows:

                              2001          2001
                           previously        as
                            reported      restated
                          ------------  ------------
    Temporary Equity                 -   $17,962,049
    Shareholder Equity    $295,526,312  $277,564,263

                              2002          2002
                           previously        as
                            reported      restated
                          ------------  ------------
    Temporary Equity                 -   $21,434,540
    Shareholder Equity    $317,995,887  $296,561,347

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements
December 31, 2003

(3) MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) are reported as a component of Shareholder Equity. In addition the Company holds U.S. government agency issues which have been classified as held-to-maturity. These are recorded in the financial statements at their cost which is also their fair value. The fair market value of marketable securities was determined based on quoted market prices. At December 31, 2002 and 2003, the cost basis, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

                                    2002          2003
                            ------------  ------------
    Cost of equities        $153,252,427  $148,854,935
    Unrealized Gains           6,200,767    20,762,666
    Unrealized Losses         (5,114,387)     (425,235)
    Cost of agency issues              -    35,000,000
                            ------------  ------------
        Fair Market Value   $154,338,807  $204,192,366
                            ============  ============

The Company sold certain available-for-sale securities resulting in a realized loss of $699 during the year ended December 31, 2002 and a realized gain of $233,038 during the year ended December 31, 2003.

SFAS No. 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings. During the years ended December 31, 2002 and 2003, the Company determined that the decline in value for certain securities was other than temporary. Accordingly, the Company recorded unrealized losses related to these securities in the accompanying statements of income of $5,812,355 and $1,462,074 respectively.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements
December 31, 2003

(4) ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the allowance for doubtful accounts activity for the years ended December 31, 2001, 2002 and 2003 is as follows:

                                      2001      2002      2003
                                  --------  --------  --------
    Balance, beginning of year    $470,000  $590,000  $700,000
    Amounts charged to expense     120,700   110,000   100,000
    Amounts written off               (700)        -         -
                                  --------  --------  --------
        Balance, end of year      $590,000  $700,000  $800,000
                                  ========  ========  ========

(5) ACCRUED EXPENSES
Accrued expenses consist of the following at December 31, 2002 and 2003:

                               2002         2003
                        -----------  -----------
    Accrued bonuses     $18,500,000  $20,000,000
    Accrued vacation      2,100,000    2,175,000
    Other accrued         1,226,604    1,890,768
                        -----------  -----------
                        $21,826,604  $24,065,768
                        ===========  ===========

(6) COMMON STOCK

Dividend Policy

The Company's Board of Directors has full discretion regarding the timing and amounts of dividends paid on common stock. During the years ended December 31, 2001, 2002, and 2003, the annual dividend rate per share was $1.24, $1.36 and $1.56, respectively, paid quarterly on shares then outstanding.

(7) REDEEMABLE SECURITIES

The Company has decided that its offering and sale of its common stock from 1997 through 2003 to certain of its employees may not have complied with the registration requirements of certain securities laws. Assuming such sales did not comply with those requirements, the individuals who purchased the Company's common stock in such offerings would have the right to return the shares to the Company and obtain a refund from the Company equal to the recision amount or if they have sold the stock, to seek from the Company damages, if any, resulting from their purchases of the stock. The recision amount payable to an individual would be equal to the original purchase price increased annually by an amount equal to 6% interest and decreased annually by the amount of dividends received.

The rights of these individuals to receive a refund of the recision amount is not completely within the control of the Company. As a result, these shares are considered and treated as redeemable common stock for financial accounting purposes until such time as the recision rights lapse or are exercised. Therefore the recision amount and the related shares have been removed from Shareholder Equity and classified as Temporary Equity at each of the periods ended on December 31 as follows:

                              2001         2002         2003
                       -----------  -----------  -----------
    Recision amount    $17,962,049  $21,434,540  $26,079,769
    Related shares       1,303,826    1,525,709    1,789,593

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements
December 31, 2003

(8) QUALIFIED PROFIT SHARING PLAN

The Company has no obligation for post-employment or post-retirement benefits. The Company maintains a qualified profit sharing plan that provides deferred compensation to substantially all of its employees. Contributions to the plan are at the discretion of the Board of Directors and may be in the form of Company stock or cash. A summary of contributions made during the years ended December 31, 2001, 2002 and 2003 is as follows:

                                        2001        2002        2003
                                  ----------  ----------  ----------
    Cash                          $2,075,000  $2,340,000  $2,020,000
    Company common stock
    75,000 shares at $19/share     1,425,000           -           -
    80,000 shares at $22/share             -   1,760,000           -
    80,000 shares at $26/share             -           -   2,080,000
                                  ----------  ----------  ----------
                                  $3,500,000  $4,100,000  $4,100,000
                                  ==========  ==========  ==========

(9) OTHER INCOME AND EXPENSE

Other Income consists of rental, dividend, interest income and both realized and unrealized marketable security gains or losses:

                              2001         2002         2003
                       -----------  -----------  -----------
    Rental income      $ 9,925,825  $10,601,442  $10,029,758
    Dividend income      7,072,726    8,697,302    8,792,134
    Interest income        751,444      648,085    1,378,502
    Gains (losses)          90,211   (5,813,054)  (1,446,780)
                       -----------  -----------  -----------
    Other Income       $17,840,206  $14,133,775  $18,753,614
                       ===========  ===========  ===========

Other Expense consists of rental, charitable contribution, and certain legal expenses incurred in relation to a lawsuit:

                                     2001        2002        2003
                               ----------  ----------  ----------
    Rental expense             $6,217,369  $5,359,805  $6,390,608
    Charitable contributions      431,000     485,000     520,000
    Certain legal expenses              -           -     500,000
                               ----------  ----------  ----------
    Other Expense              $6,648,369  $5,844,805  $7,410,608
                               ==========  ==========  ==========

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements
December 31, 2003

(10) INCOME TAXES

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. The components of the net deferred tax liability recognized in the accompanying balance sheets are as follows:

                                              2002         2003
                                        ----------  -----------
    Tax reserves                        $6,688,833  $ 8,521,028
    Deferred revenue                      (878,163)    (686,913)
    Other reserves and expenses         (3,010,670)   4,035,201
                                        ----------  -----------
    Total net deferred tax liability    $2,800,000  $11,869,316
                                        ==========  ===========

The components of the provision for income taxes shown in the accompanying statements of income consist of the following:

                           2001         2002         2003
                    -----------  -----------  -----------
    State
        Current     $ 7,457,140  $ 9,126,161  $ 7,634,249
        Deferred        300,000     (475,000)   2,267,329
                    -----------  -----------  -----------
                    $ 7,757,140  $ 8,651,161  $ 9,901,578
                    ===========  ===========  ===========
    Federal
        Current     $27,258,263  $31,398,857  $26,900,558
        Deferred        900,000   (1,425,000)   6,801,987
                    -----------  -----------  -----------
                    $28,158,263  $29,973,857  $33,702,545
                    ===========  ===========  ===========

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

                                                      2001   2002   2003
                                                     -----  -----  -----
    Statutory tax rate                               35.0%  35.0%  35.0%
    Increase in taxes resulting from state income
        taxes, net of federal income tax benefit      5.4    5.5    5.8
    Dividend income exclusion                        (1.9)  (2.1)  (1.9)
    Other                                             0.2   (0.7)   0.4
                                                     -----  -----  -----
                                                     38.7%  37.7%  39.3%
                                                     =====  =====  =====
Page 25

OPERATING RESULTS BY QUARTER (Unaudited):

For the Two Years Ended December 31, 2003 (in thousands where applicable)

                            1st Q      2nd Q      3rd Q      4th Q        Year
                          -------    -------    -------    -------    --------
Results for 2002:
    Total revenue         $61,130    $65,103    $64,567    $65,397    $256,197
    Operating income       22,833     24,569     24,126     23,379      94,907
    Net income             15,725     16,915     16,545     14,686      63,871
    Net income per share    $.47       $.50       $.49       $.43       $1.89

Results for 2003:
    Total revenue         $67,281    $67,511    $67,686    $68,303    $270,781
    Operating income       25,119     25,009     24,939     24,618      99,685
    Net income             16,997     17,211     17,207     16,008      67,424
    Net income per share    $.50       $.50       $.50       $.47       $1.98

Net income was negatively affected by write-downs of certain marketable security costs specifically by $5.8 million in the 4th quarter of 2002.

    Item 9A - Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer have concluded such controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting in the fourth quarter which have materially affected, or are reasonably likely to materially affect, such internal control.

PART III

    Item 10 - Directors and Executive Officers of the Registrant

All Directors are elected each year at the annual meeting of shareholders. All Officers are elected at the first meeting of the Board following the annual meeting of shareholders and hold office for one year. The positions held by each Director and Officer of the Company on March 12, 2004, are shown below. There are no family relationships among the following persons.

Director or Officer   Age  Position with the Company

A. Neil Pappalardo     61  Chairman, Chief Executive Officer and Director
Lawrence A. Polimeno   62  Vice Chairman and Director
Roland L. Driscoll     75  Director
Edward B. Roberts      68  Director
Morton E. Ruderman     67  Director
L. P. Dan Valente      73  Director
Howard Messing         51  President and Chief Operating Officer
Barbara A. Manzolillo  51  Treasurer, Chief Financial Officer and Clerk
Edward G. Pisinski     60  Senior Vice President
Christopher Anschuetz  51  Vice President
Robert G. Gale         57  Vice President
Steven B. Koretz       51  Vice President
Stuart N. Lefthes      50  Vice President
Joanne Wood            50  Vice President
Hoda Sayed-Friel       46  Vice President

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

Robert G. Gale has been a Vice President since 1995, was a Senior Manager prior to that, and has been with the Company since 1976.

Steven B. Koretz has been a Vice President since 1997, was a Senior Manager prior to that, and has been with the company since 1982.

Stuart N. Lefthes has been a Vice President since 1997, was a Senior Manager prior to that, and has been with the company since 1983.

Joanne Wood has been a Vice President since 1995, was a Senior Manager prior to that, and has been with the Company since 1983.

Hoda Sayed-Friel has been a Vice President since 2003, was a Senior Manager prior to that, and has been with the Company since 1986.

The address of all Officers and Directors is in care of the Company, MEDITECH Circle, Westwood, MA 02090.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees the Company's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the COO, the CFO, other officers and our independent auditors; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. The Board held 4 regularly scheduled quarterly meetings and 2 special meetings during the fiscal year ended December 31, 2003 and each of the Directors attended all meetings of the Board of Directors.

The Board of Directors has an Audit Committee and an Executive Compensation Committee. The Company also has a Charitable Contribution Committee. During 2003 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Roland L. Driscoll and L. P. Dan Valente. Both members are former CPA's and Mr. Driscoll is "independent" as defined by the rules which govern the NYSE and NASDAQ. The Board of Directors of MEDITECH has determined that Mr. Driscoll and Mr. Valente are both audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. This committee meets at least six times a year to review accounting practices and advise the Company's CFO. In addition, the committee meets and consults with the Company's outside auditors with respect to the Company's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Executive Compensation Committee consists of Morton E. Ruderman and Edward
B. Roberts. This committee meets once a year to recommend the Chairman and Chief Executive Officer's annual salary, the criteria and amount for his bonus. The full Board of Directors annually approves the salary and bonus amount for each of the officers.

The Charitable Contribution Committee consists of Morton E. Ruderman, A. Neil Pappalardo and Howard Messing. This committee meets at least six times a year to review the criteria for the year's charitable contribution program, meet and evaluate each organization under consideration and determine the amount to be contributed to each organization for the year.

The Board of Directors does not have a nominating committee. Instead, the entire Board participates in the nomination process.

   Item 11 - Executive Compensation

The following table sets forth the compensation received by the Company's Chief Executive Officer and the four most highly compensated other Officers for the three fiscal years ended December 31, 2001, 2002 and 2003.

Name and Position          Year     Salary       Bonus    Deferred

A. Neil Pappalardo         2003    $360,000    $723,965         0
  Chairman and Chief       2002     360,000     724,251         0
  Executive Officer        2001     360,000     721,736         0

Lawrence A. Polimeno       2003    $180,000    $473,965    $4,255
  Vice Chairman            2002     240,000     624,251     4,847
                           2001     240,000     621,736     4,615

Howard Messing             2003    $240,000    $473,965    $4,255
  President and Chief      2002     240,000     474,251     4,847
  Operating Officer        2001     216,000     371,736     4,615

Barbara A. Manzolillo      2003    $204,000    $273,965    $4,255
  Treasurer and Chief      2002     204,000     274,251     4,847
  Financial Officer        2001     180,000     221,736     4,615

Edward G. Pisinski         2003    $204,000    $273,965    $4,255
  Senior Vice President    2002     204,000     324,251     4,847
  Sales and Marketing      2001     192,000     271,736     4,615

Profit Sharing Plan: The Company maintains a qualified defined contribution plan for all of the Company's staff known as the Medical Information Technology, Inc. Profit Sharing Plan. All of the staff who have completed one year of service participate in the Plan. The Board of Directors sets the annual contribution which is allocated in proportion to total compensation (capped at $100,000) of all eligible members for the Plan year. No allocation is allowable under this Plan to owners of 10% or more of the Company's common stock. Contributions by members are not permitted. Benefits under the Plan are considered deferred compensation and become fully vested after five years of continuous service with the Company. Members who have at least 20 years of service or who have incurred financial hardship may make in service withdrawals. Lump sum cash payment is made upon retirement, death, disability or termination of employment.

Compensation of Directors: The members of the Board of Directors who are not Officers of the Company currently receive a fee of $8,000 for each quarterly meeting attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of the Company during the year.

CODE OF CONDUCT AND ETHICS

The Board of Directors has directed management to prepare a Code of Conduct and Ethics for MEDITECH's staff, officers and directors for submittal and approval by the Board.

    Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of March 12, 2004 with respect to the shares of common stock beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding common stock, each Director of the Company, each Executive Officer named in the Compensation Table and by all Directors and Officers of the Company as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

                                      Number of Shares      Percentage
Name of Shareholder,                  of Common Stock      of Shares of
Director or Officer                  Beneficially Owned    Common Stock

A. Neil Pappalardo*                     12,799,957           37.40%
Morton E. Ruderman                       5,494,469           16.06%
MEDITECH Profit Sharing Trust*           3,899,957           11.40%
Curtis W. Marble                         3,500,000           10.23%
Grossman Group**                         2,061,144            6.02%
Lawrence A. Polimeno                       981,366            2.87%
Edward B. Roberts                          975,110            2.85%
Roland L. Driscoll                         528,000            1.54%
Edward G. Pisinski                         297,000            0.87%
Howard Messing                             285,000            0.83%
Barbara A. Manzolillo                      200,000            0.58%
L. P. Dan Valente                           85,000            0.25%
15 Directors and Officers as a Group*   21,989,452           64.26%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore is entitled to vote its 3,899,957 shares. Likewise the number of shares indicated for the 15 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

**Based on a Schedule 13D filed by Jerome Grossman and other individuals on February 27, 2002.

    Item 13 - Certain Relationships and Related Transactions

A. Neil Pappalardo, Chairman, Chief Executive Officer and Director of the Company, purchased for cash 50,000 shares of Company stock from the Company at $22 per share in February 2003.

Howard Messing, President and Chief Operating Officer of the Company, purchased for cash 15,000 shares of Company stock from the Company at $22 per share in February 2003.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk of the Company, purchased for cash 4,000 shares of Company stock from the Company at $22 per share in February 2003.

Edward G. Pisinski, Senior Vice President of the Company, purchased for cash 1,000 shares of Company stock from the Company at $22 per share in February 2003.

On December 31, 2003, the Company contributed 80,000 shares at $26 per share of Company stock to the MEDITECH Profit Sharing Trust.

Philip Polimeno, a son of a Director, is employed as a senior manager of the Company and received W-2 compensation of $91,564 in 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company's knowledge, based solely on a review of the reports given to the Company, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2003.

    Item 14 - Principal Accountant Fees and Services

Fees paid for audit services rendered by Ernst & Young, LLP, the Company's only independent auditors, are as follows:

                                                2002      2003
                                             -------  --------
    Annual audit and quarterly reviews       $60,000  $142,500
    Audit related to Profit Sharing Trust     10,000    10,000
    Tax or all other matters                       -         -
                                             -------  --------
                                             $70,000  $152,500
                                             =======  ========

    Item 15 - Exhibits and Reports on Form 8-K

Exhibit 10: MEDITECH 2004 Stock Purchase Plan, Exhibit 31: Rule 13a-14(a) Certifications and Exhibit 32: Section 1350 Certifications are appended to this report. There were no reports filed on Form 8-K during the quarter ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

March 12, 2004
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

Morton E. Ruderman, Director
(Signature)

L. P. Dan Valente, Director
(Signature)