Form 10-Q
period 2004-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2004-05-03
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

There were 34,434,544 shares of Common Stock, $1.00 par value, outstanding at March 31, 2004.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

        Balance Sheet as of December 31, 2003 and March 31, 2004        Page 3

        Statement of Income for the Three Months
        ended March 31, 2003 and 2004                                   Page 4

        Statement of Cash Flow for the Three Months
        ended March 31, 2003 and 2004                                   Page 4

        Notes To Financial Statements (unaudited)                       Page 5

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 Page 6

    Item 4 - Controls and Procedures                                    Page 7

Part II - Other Information

    Item 1 - Legal Proceedings                                          Page 8

    Item 2 - Changes in Securities, Use of Proceeds and Issuer          Page 8
    Purchases of Equity Securities.

    Item 4 - Submission of Matters to a Vote of Shareholders            Page 8

    Item 6 - Exhibits and Reports on Form 8-K                           Page 9

Signatures                                                              Page 9

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

Balance Sheet (000 omitted):

                                         Dec 31          Mar 31
                                           2003            2004
                                        -------         -------
Cash and equivalents                     18,691          22,855
Marketable securities                   204,192         211,441
Accounts receivable less reserve         30,720          28,532
                                        -------         -------
  Current assets                        253,603         262,828
                                        -------         -------
Computer equipment                        8,710           8,995
Furniture and fixtures                   29,948          30,026
Buildings                               139,670         139,670
Land                                     26,604          26,604
Accumulated depreciation                (64,861)        (66,777)
                                        -------         -------
  Fixed assets                          140,071         138,518
                                        -------         -------
Investments                               8,733           8,673
                                        -------         -------
  Total assets                          402,407         410,019
                                        =======         =======

Accounts payable                            158           2,808
Accrued taxes                             2,600           8,473
Accrued expenses                         24,066          10,054
Customer deposits                        12,016          12,942
                                        -------         -------
  Current liabilities                    38,840          34,277

Deferred taxes                           11,869          14,100
                                        -------         -------
  Total liabilities                      50,709          48,377
                                        -------         -------
Temporary Equity:
    Redeemable common stock $1.00 par
    value, issued and outstanding
    1,789,593 shares in 2003 and 2004    26,080          25,666
                                        -------         -------
Shareholder Equity:
    Common stock $1.00 par value,
    authorized 35,000,000 shares,
    issued and outstanding 32,431,730
    in 2003 and 32,644,951 in 2004       24,840          30,797
    Unrealized gain on securities        12,202          14,955
    Retained income                     288,576         290,224
                                        -------         -------
  Shareholder equity                    325,618         335,976
                                        -------         -------
  Total liabilities and equity          402,407         410,019
                                        =======         =======

Statement of Income (000 omitted):

                                          3 Months Ended Mar 31
                                           2003            2004
                                        -------         -------
Product revenue                          38,440          36,876
Service revenue                          28,841          31,924
                                        -------         -------
  Total revenue                          67,281          68,800

Operating, development expenses          28,541          29,197
Selling, G & A expenses                  13,621          14,697
                                        -------         -------
  Operating expense                      42,162          43,894
                                        -------         -------
  Operating income                       25,119          24,906

Other income                              4,461           5,149
Other expense                             1,792           1,892
                                        -------         -------
  Pretax income                          27,788          28,163

State income tax                          2,450           2,489
Federal income tax                        8,341           8,626
                                        -------         -------
  Income tax                             10,791          11,115
                                        -------         -------
  Net income                             16,997          17,048
                                        =======         =======

Statement of Cash Flow (000 omitted):

                                          3 Months Ended Mar 31
                                           2003            2004
                                        -------         -------
Net income                               16,997          17,048
Change in accounts receivable            (1,473)          2,188
Change in accumulated depreciation        2,182           1,916
Change in accounts payable                2,354           2,650
Change in accrued taxes                   6,131           5,873
Change in accrued expenses              (12,164)        (14,012)
Change in customer deposits                (521)            926
Net effect of non-cash adjustments          670             397
                                        -------         -------
  Net cash from operations               14,176          16,986

Purchase of marketable securities            --          (2,662)
Purchase of equipment, furniture
  and fixtures                             (601)           (364)
Proceeds from mortgage note receivable       60              60
                                        -------         -------
  Net cash used in investing               (541)         (2,966)

Sales of common stock                     5,805           5,544
Dividends paid                          (13,212)        (15,400)
                                        -------         -------
  Net cash used in financing             (7,407)         (9,856)
                                        -------         -------
Net change in cash and equivalents        6,228           4,164
Cash and equivalents at beginning        16,907          18,691
                                        -------         -------
  Cash and equivalents at end            23,135          22,855
                                        =======         =======

Notes To Financial Statements (unaudited):

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Form 10-K filed March 12, 2004. The unaudited financial statements presented herein have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations.

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

Earnings per Share Calculation (in thousands where applicable):

                                          3 Months Ended Mar 31
                                           2003            2004
                                        -------         -------
Net Income                               16,997          17,048
Average number of shares                 33,965          34,221
Earnings per share                       $0.50           $0.50

The average number of shares outstanding during the period reflects the issuance of 263,884 shares in February 2003 and 213,221 shares in March 2004

3. The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.
The Company had an unrealized holding gain on marketable securities totaling $4,731 thousand and $2,753 thousand for the three months ended March 31, 2003 and 2004 respectively.

4. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first three months of 2004, 89% of our operating revenue was derived from the United States, 9% from Canada and 2% from other countries.

5. During each of the years from 1997 to 2003, the Company offered and sold shares of its common stock to certain of its employees in a manner which may not have complied with the registration requirements of certain securities laws. Assuming such sales did not comply with those requirements, the individuals who purchased the Company's common stock from 1997 through 2003 in such offerings would have the right to return the shares to the Company and obtain a refund equal to the recision amount, as defined below, or if they have sold the stock, to seek from the Company damages, if any, resulting from their purchases.

The recision amount payable to an individual would be equal to the original purchase price increased annually by an amount equal to 6% interest and decreased annually by the amount of dividends received. Because the dividends received have always exceeded the amount of the interest, the recision amount is less than the original purchase price. In addition, each year since 1997 the fair value of the common stock as determined by the Company's Board of Directors has increased over that determined in the prior year. Accordingly, the Company does not expect any of these individuals to seek recision or damages with respect to any such purchases. However, if dividend payments and/or the fair value of the common stock should decrease, individuals may elect to seek recision in the future.

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

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations

Comparison of 1st Quarter 2004 with 2003 (in thousands where applicable):

                                          3 Months Ended Mar 31
                                           2003            2004          Change
                                         ------          ------          ------
Total Revenue                            67,281          68,800            2.3%
Operating income                         25,119          24,906           (0.8%)
Net income                               16,997          17,048            0.3%
Average number of shares                 33,965          34,221            0.8%
Earnings per share                       $0.50           $0.50            (0.4%)
Cash dividends per share                 $0.39           $0.45            15.4%

Total revenue from both existing and new customers increased by $1,519 thousand. It was composed of a $3,083 thousand increase in service revenue, less a $1,564 thousand decrease in product revenue.

Operating Expense increased by $1,732 thousand or 4.1% due primarily to a greater increase in sales, marketing and product development efforts and their associated costs compared to all other operating expense cost increases. The result is a $213 thousand decrease in operating income.

Other income, net of other expense, increased by $588 thousand. This is due primarily to a $500 thousand writedown for an impaired marketable security in 2003 while none were deemed impaired in 2004.

Net income increased by $51 thousand in spite of a $213 thousand decrease in operating income. This is a result of the disproportionate increase in other income, partially offset by a slightly higher tax rate of 39.5% for the first quarter of 2004.

Changes in Financial Condition for 1st Quarter 2004:

At December 31, 2003 the Company had no payroll tax withholding outstanding while $2,155 thousand was outstanding at March 31, 2004. This is the primary reason accounts payable increased by $2,650 thousand during the quarter.

Accrued expenses decreased by $14 million during the quarter as a result of the payment of $20 million in bonuses applicable to 2003, offset by the accrual of $6 million in bonus expenses applicable to 2004.

Liquidity And Capital Resources (in thousands where applicable):

                                         Dec 31          Mar 31
                                           2003            2004
                                        -------         -------
Cash and equivalents                     18,691          22,855
Total assets                            402,407         410,019
Total liabilities                        50,709          48,377
Temporary equity                         26,080          25,666
Shareholder equity                      325,618         335,976
Outstanding number of shares             34,221          34,434
Net assets per share                    $10.28          $10.50

At March 31, 2004 the Company's cash, cash equivalents and marketable securities totaled $234.3 million. The marketable securities consisted of preferred or common equities and government notes which can easily be converted to cash. Cash flows from operations for the first three months of 2004 was $17.0 million, an increase of $2.8 million from the first three months of 2003. The increase was primarily attributable to changes in working capital, with the largest change in accounts receivable as days outstanding was reduced. The payment of $15,400 thousand in dividends to shareholders constituted the primary use of cash generated by operating activities during the quarter.

MEDITECH has no long-term debt. Net assets at March 31, 2004 was $361.6 million. Additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements.

    Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure information requiring disclosure by the Company in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II - Other Information

    Item 1 - Legal Proceedings

On April 18, 2003, a shareholder and former Director of the Company filed a complaint in the Suffolk County, Massachusetts Superior Court against the Company and five of its six Directors. The complaint is summarized in the 2003 annual report on Form 10-K.

    Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Company did not repurchase any of its shares of common stock during the first quarter of 2004. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 4,800 shares of the Company's common stock at $26 per share for a total of $124,800 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the first quarter of 2004.

            # of shares    price paid
             purchased      per share
            -----------    ----------
Jan 2004        none
Feb 2004       2,750         $26.00
Mar 2004       2,050         $26.00

    Item 4 - Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held on Monday, April 26, 2004. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Barbara A. Manzolillo, keeping the minutes.

There were outstanding a total of 34,434,544 shares of Common Stock, par value $1.00 per share. A total of 32,810,956 shares or 95.3% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or by ballot.

The following six directors of the Company were elected to serve until the 2005 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified, with votes cast as follows:

A. Neil Pappalardo - 31,179,295 shares in favor and 1,631,661 shares withheld Lawrence A. Polimeno - 31,179,295 shares in favor and 1,631,661 shares withheld Roland L. Driscoll - 31,179,295 shares in favor and 1,631,661 shares withheld Edward B. Roberts - 31,164,795 shares in favor and 1,646,161 shares withheld Morton E. Ruderman - 31,179,295 shares in favor and 1,631,661 shares withheld
L. P. Dan Valente    - 31,179,295 shares in favor and 1,631,661 shares withheld

A proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004 was approved, with 31,152,555 shares in favor, 6,128 shares against and 1,652,273 shares abstaining.

    Item 6 - Exhibits and Reports on Form 8-K

Exhibit 31, Rule 13a-14(a) Certifications, and Exhibit 32, Section 1350 Certifications, are appended to this report. There were no reports filed on Form 8-K during the quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

April 30, 2004
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)