Form 10-Q
period 2004-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2004-07-29
CIK 1011452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

There were 34,434,544 shares of Common Stock, $1.00 par value, outstanding at June 30, 2004.

Index to Form 10-Q

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

        Balance Sheet as of December 31, 2003 and June 30, 2004         Page 3

        Statement of Income for the Three Months and Six Months
        ended June 30, 2003 and 2004                                    Page 4

        Statement of Cash Flow for the Six Months
        ended June 30, 2003 and 2004                                    Page 5

        Notes To Financial Statements (Unaudited)                       Page 6

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 Page 7

    Item 4 - Controls and Procedures                                    Page 8

Part II - Other Information

    Item 1 - Legal Proceedings                                          Page 8

    Item 2 - Changes in Securities, Use of Proceeds and Issuer
    Purchases of Equity Securities                                      Page 8

    Item 6 - Exhibits and Reports on Form 8-K                           Page 8

Signatures                                                              Page 8

Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

Balance Sheet (000 omitted):

                                         Dec 31          Jun 30
                                           2003            2004
                                       --------        --------
Cash and equivalents                   $ 18,691        $ 13,041
Marketable securities                   204,192         207,649
Accounts receivable less reserve         30,720          28,466
                                       --------        --------
  Current assets                        253,603         249,156
                                       --------        --------
Computer equipment                        8,710           7,352
Furniture and fixtures                   29,948          27,880
Buildings                               139,670         139,670
Land                                     26,604          26,604
Accumulated depreciation                (64,861)        (64,684)
                                       --------        --------
  Fixed assets                          140,071         136,822
                                       --------        --------
Investments                               8,733           8,613
                                       --------        --------
  Total assets                         $402,407        $394,591
                                       ========        ========

Accounts payable                       $    158        $  2,675
Accrued taxes                             2,600             904
Accrued expenses                         24,066          16,496
Customer deposits                        12,016          12,788
                                       --------        --------
  Current liabilities                    38,840          32,863

Deferred taxes                           11,869           7,650
                                       --------        --------
  Total liabilities                      50,709          40,513
                                       --------        --------
Temporary Equity:
    Redeemable common stock $1.00 par
    value, issued and outstanding
    1,789,593 shares in 2003 and 2004    26,080          25,252
                                       --------        --------
Shareholder Equity:
    Common stock $1.00 par value
    Authorized 35,000,000 shares
    Issued and outstanding 32,431,730
    in 2003 and 32,644,951 in 2004       24,840          31,211
    Unrealized gain on securities        12,202           4,724
    Retained income                     288,576         292,891
                                       --------        --------
  Shareholder equity                    325,618         328,826
                                       --------        --------
  Total liabilities and equity         $402,407        $394,591
                                       ========        ========

Statement of Income (000 omitted):

                          3 Months Ended Jun 30           6 Months Ended Jun 30
                           2003            2004            2003            2004
                        -------         -------        --------        --------
Product revenue         $38,011         $36,457        $ 76,451        $ 73,333
Service revenue          29,500          32,872          58,341          64,796
                        -------         -------        --------        --------
  Total revenue          67,511          69,329         134,792         138,129

Operating, development   28,825          29,459          57,366          57,490
Selling, G & A           13,677          14,770          27,298          30,633
                        -------         -------        --------        --------
  Operating expense      42,502          44,229          84,664          88,123
                        -------         -------        --------        --------
  Operating income       25,009          25,100          50,128          50,006

Other income              4,827           6,401           9,288          11,550
Other expense             1,672           1,822           3,464           3,714
                        -------         -------        --------        --------
  Pretax Income          28,164          29,679          55,952          57,842

State income tax          2,514           2,602           4,964           5,091
Federal income tax        8,439           8,916          16,780          17,542
                        -------         -------        --------        --------
  Income tax             10,953          11,518          21,744          22,633
                        -------         -------        --------        --------
  Net income            $17,211         $18,161        $ 34,208        $ 35,209
                        =======         =======        ========        ========

Statement of Cash Flow (000 omitted):

                                          6 Months Ended Jun 30
                                           2003            2004
                                        -------         -------
Net income                              $34,208         $35,209
Change in accounts receivable             1,497           2,254
Change in depreciation expense            4,304           3,833
Change in accounts payable                2,981           2,517
Change in accrued taxes                  (1,483)         (1,696)
Change in accrued expenses               (6,139)         (7,570)
Change in customer deposits                 529             772
Gain on sales of marketable securities     (233)             --
Net effect of non-cash adjustments        1,340             766
                                        -------         -------
  Net cash from operations               37,004          36,085

Purchase of marketable securities       (29,172)        (15,920)
Sales of marketable securities           17,251              --
Purchase of equipment, furniture
  and fixtures                           (1,374)           (584)
Proceeds from mortgage note receivable      120             120
                                        -------         -------
  Net cash used in investing            (13,175)        (16,384)

Sales of common stock                     5,805           5,544
Dividends paid                          (26,527)        (30,895)
                                        -------         -------
  Net cash used in financing            (20,722)        (25,351)
                                        -------         -------
Net change in cash and equivalents        3,107          (5,650)
Cash and equivalents at beginning        16,907          18,691
                                        -------         -------
  Cash and equivalents at end           $20,014         $13,041
                                        =======         =======
Supplemental Disclosure:
  Change in Temporary Equity            $ 5,225         $  (828)

Notes To Financial Statements (Unaudited):

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Form 10-K filed March 11, 2004. The unaudited financial statements presented herein have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments necessary to summarize fairly the Company's financial position and results of operations.

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

Earnings per Share Calculations (in thousands where applicable):

                          3 Months Ended Jun 30           6 Months Ended Jun 30
                           2003            2004            2003            2004
                        -------         -------         -------         -------
Net income              $17,211         $18,161         $34,208         $35,209
Average number of shares 34,141          34,435          34,053          34,328
Earnings per share       $0.50           $0.53           $1.00           $1.03

The average number of shares outstanding during the period reflects the issuance of 263,884 shares in February 2003 and 213,221 shares in March 2004.

3. The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.
The Company had an unrealized holding gain on marketable securities totaling $11,903 thousand for the six months ended June 30, 2003 and an unrealized holding loss on marketable securities totaling $7,478 thousand for the six months ended June 30, 2004.

4. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first six months of 2004, 89% of our operating revenue was derived from the United States, 9% from Canada and 2% from other countries.

5. During the month of February from 1997 through 2003, the Company offered and sold shares of its common stock to its staff members in a manner which may not have complied with the registration requirements of certain federal and state securities laws. Assuming such sales did not comply with those requirements, the individuals who purchased such shares in those offerings would currently have the right to return the shares to the Company and obtain a refund equal to the recision amount, as defined below, or if they have sold the stock, to seek from the Company damages, if any, resulting from their purchases.

The recision amount payable to an individual would be equal to the original purchase price, plus 6% interest per annum, less cash dividends received for such shares. Because the dividends received have always exceeded the amount of the interest, the recision amount is less than the original purchase price. In addition, each year since 1997 the sale price for the Company's common stock has increased over that for the prior year. Accordingly, the Company expects none of these individuals to seek recision or damages with respect to such purchases.

The Company intends to make a recision offer to the shareholders described above. The Company has filed a registration statement under the SEC Act of 1933 registering the recision offer, but the recision offer has not yet commenced. The Company expects the recision offer, once commenced, will last approximately 30 days. For the reasons discussed above, the Company expects none of the shareholders to accept the recision offer. The Company believes the recision offer will extinguish its liability, if any, to shareholders for the potential securities law violations described above.

Pending the completion of the recision offer, the right of shareholders to seek recision and receive the recision amount is not completely within the control of the Company. As a result, the shares subject to recision rights are considered and treated as redeemable common stock for financial accounting purposes until such time as the recision rights lapse or are exercised. Therefore the recision amount and the related shares were removed from Shareholder Equity and are currently classified as Temporary Equity. The restatement was made solely to reflect this reclassification and did not affect the Company's previously reported net income, net income per share, assets or liabilities.

The shares of MEDITECH common stock rescinded pursuant to this recision offer, if any, will be cancelled. On the day this recision offer expires MEDITECH intends to transfer Temporary Equity to Shareholder Equity and then to account for any shares so rescinded by reducing the amount so paid from Shareholder Equity.

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations

Comparison of 2nd Quarter 2004 with 2003 (in thousands where applicable):

                                          3 Months Ended Jun 30
                                           2003            2004          Change
                                        -------         -------          ------
Total revenue                           $67,511         $69,329            2.7%
Operating income                         25,009          25,100            0.4%
Net income                               17,211          18,161            5.5%
Average number of shares                 34,141          34,435            0.9%
Earnings per share                       $0.50           $0.53             4.7%
Cash dividends per common share          $0.39           $0.45            15.4%

Total revenue from both existing and new customers increased by $1,818 thousand. It was composed of a $3,372 thousand increase in service revenue offset by a $1,554 thousand decrease in product revenue.

Operating Expense increased by $1,727 thousand or 4.1% due primarily to a greater increase in sales and marketing efforts and to higher software service staff levels along with their associated costs. The result was a $91 thousand increase in operating income.

Other income, net of other expense, increased by $1,424 thousand. This is due primarily to $1,078 thousand in cumulative dividends due since 2001 from Pacific Gas and Electric being paid during the second quarter of 2004 upon emergence from Chapter 11. In addition, in 2003 we incurred a $500 thousand writedown of impaired marketable securities offset by a $233 thousand realized gain on marketable securities, while no such impairments occurred in 2004.

Net income increased by $950 thousand as a result of the disproportionate increase in other income, net of other expense, during the second quarter of 2004.

Comparison of 1st Half 2004 with 2003 (in thousands where applicable):

                                          6 Months Ended Jun 30
                                           2003            2004          Change
                                       --------        --------          ------
Total revenue                          $134,792        $138,129           2.5%
Operating income                         50,128          50,006          (0.2%)
Net income                               34,208          35,209           2.9%
Average number of shares                 34,053          34,328           0.8%
Earnings per share                       $1.00           $1.03            2.1%
Cash dividends per share                 $0.78           $0.90           15.4%

Total revenue from both existing and new customers increased by $3,337 thousand. It was composed of a $6,455 thousand increase in service revenue, less a $3,118 thousand decrease in product revenue.

Operating expense increased by $3,459 thousand or 4.1% due primarily to a greater increase in sales and marketing efforts and to higher software service staff levels along with their associated costs. The result was a $122 thousand decrease in operating income.

Other income, net of other expenses, increased by $2,012 thousand. This is due primarily to $1,078 thousand in cumulative dividends due since 2001 from Pacific Gas and Electric being paid during the second quarter of 2004 upon emergence from Chapter 11. In addition, in 2003 we incurred a $1,000 thousand writedown of impaired marketable securities offset by a $233 thousand realized gain on marketable securities, while no such impairments occurred in 2004.

Net income increased by $1,001 thousand as a result of the disproportionate increase in other income, net of other expense, during the first half of 2004.

Changes in Financial Condition for 1st Half 2004:

At December 31, 2003 the Company reported the net book value of fixed assets to be $140,071 thousand. During the 2nd quarter the Company retired $4,010 thousand of fully depreciated assets and their accumulated depeciation.

At December 31, 2003 the Company had no payroll tax withholding outstanding while $2,182 thousand was outstanding at June 30, 2004. This is the primary reason accounts payable increased by $2,517 thousand during the first six months of 2004.

Accrued expenses decreased by $7.6 million as a result of the payment of $20 million in bonuses applicable to 2003, offset by the accrual of $12.3 million in bonus expenses applicable to 2004.

Deferred taxes decreased by $4.2 million as a result of the reduction in the fair market value of marketable securities held and the resultant reduction in future income tax liabilities asociated with this decrease.

Liquidity And Capital Resources (in thousands where applicable):

                                         Dec 31          Jun 30
                                           2003            2004
                                       --------        --------
Cash and equivalents                   $ 18,691        $ 13,041
Total assets                            402,407         394,591
Total liabilities                        50,709          40,513
Temporary equity                         26,080          25,252
Shareholder equity                      325,618         328,826
Outstanding number of shares             34,221          34,435
Net assets per share                    $10.28          $10.28

At June 30, 2004, the Company's cash, cash equivalents and marketable securities totaled $220.7 million. The marketable securities consisted of preferred or common equities and government notes which can easily be converted to cash. Cash flow from operations for the first six months of 2004 was $36.1 million, a decrease of $0.9 million from the first six months of 2003. The decrease was primarily attributable to changes in working capital. The payment of $30.9 million in dividends to shareholders constituted the primary use of cash generated by operating activities during the first half.

MEDITECH has no long-term debt. Net assets at June 30, 2004 totaled $354.1 million. Additions to property, plant and equipment are expected to continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements.

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

There were no changes in the Company's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II - Other Information

    Item 1 - Legal Proceedings

On April 18, 2003, a shareholder and former Director of the Company filed a complaint in the Suffolk County, Massachusetts Superior Court against the Company and five of its six Directors. The complaint is summarized in the 2003 annual report on Form 10-K.

    Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company did not repurchase any of its shares of common stock during the second quarter of 2004. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 4,660 shares of the Company's common stock for a total of $122,420 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the second quarter of 2004.

            # of shares    price paid
             purchased      per share
            -----------    ----------
Apr 2004        none
May 2004       3,400         $26.00
Jun 2004       1,260         $27.00

    Item 6 - Exhibits and Reports on Form 8-K

Exhibit 31, Rule 13a-14(a) Certifications, and Exhibit 32, Section 1350 Certifications, are appended to this report. There were no reports filed on Form 8-K during the quarter ended June 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

July 29, 2004
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)