Form 10-K/A
period 2003-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2004-09-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

0-28092
(Commission file number)

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State of Incorporation)

04-2455639
(IRS Employer Identification Number)

MEDITECH Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

There is no public trading market for the registrant's common stock.

There were 34,221,323 shares of common stock, $1.00 par value, outstanding at March 12, 2004.

Medical Information Technology, Inc. is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2003 for the purpose of amending its cover page to reflect the fact there is no public trading market for the registrant's common stock. In addition, as a result of this fact, the registrant has amended the cover page to indicate the registrant is not an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

September 29, 2004
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 29, 2004.

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

Morton E. Ruderman, Director
(Signature)

L. P. Dan Valente, Director
(Signature)