Form 10-Q
period 2004-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2004-10-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

There were 34,434,544 shares of Common Stock, $1.00 par value, outstanding at September 30, 2004.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet as of December 31, 2003 and September 30, 2004
(000 omitted)

	Dec 31, 2003	Sep 30, 2004

Cash and equivalents	$18,691	$6,121
Marketable securities	204,192	229,535
Accounts receivable less reserve	30,720	33,656

Current assets	253,603	269,312

Computer equipment	8,710	7,720
Furniture & fixtures	29,948	28,529
Buildings	139,670	139,670
Land	26,604	26,604
Accumulated depreciation	(64,861)	(66,636)

Fixed assets	140,071	135,887

Investments	8,733	8,553

Total assets	$402,407	$413,752

Accounts payable	$158	$3,070
Accrued taxes	2,600	565
Accrued expenses	24,066	23,552
Customer deposits	12,016	13,662

Current liabilities	38,840	40,849

Deferred taxes	11,869	11,500

Total liabilities	50,709	52,349

Temporary equity consisting of
redeemable common stock $1.00
par value, issued and outstanding
1,789,593 shares in 2003 and 2004	26,080	24,838

Common stock $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 32,431,730
in 2003 and 32,644,951 in 2004	24,840	31,625
Retained income	288,576	294,995
Unrealized gain on securities	12,202	9,945

Shareholder equity	325,618	336,565

Total liabilities and equity	$402,407	$413,752

Statement of Income for the Three Months and Nine Months Ended September 30, 2003 and 2004
(000 omitted)

	3 months ended Sep 30		9 months ended Sep 30
	2003	2004	2003	2004

Product revenue	$37,290	$36,947	$113,741	$110,280
Service revenue	30,396	33,390	88,737	98,186

Total revenue	67,686	70,337	202,478	208,466

Operating, development	28,764	29,364	86,130	88,020
Selling, G & A	13,983	15,778	41,281	45,245

Operating expense	42,747	45,142	127,411	133,265

Operating income	24,939	25,195	75,067	75,201

Other income	5,003	5,475	14,291	17,025
Other expense	2,037	1,890	5,501	5,604

Pretax income	27,905	28,780	83,857	86,622

State income tax	2,396	2,544	7,360	7,635
Federal income tax	8,302	8,636	25,082	26,178

Income tax	10,698	11,180	32,442	33,813

Net income	$17,207	$17,600	$51,415	$52,809

Statement of Cash Flow for the Nine Months Ended September 30, 2003 and 2004
(000 omitted)

	9 months ended Sep 30
	2003	2004

Net income	$51,415	$52,809
Change in accounts receivable	390	(2,936)
Depreciation expense	6,416	5,784
Change in accounts payable	2,529	2,911
Change in accrued taxes	(820)	(2,035)
Change in accrued expenses	23	(514)
Change in customer deposits	(1,369)	1,647
Gain on sales of marketable securities	(233)	--
Net effect of non-cash adjustments	1,717	1,136

Net cash from operations	60,068	58,802

Purchases of marketable securities	(49,082)	(29,104)
Sales of marketable securities	17,251	--
Purchases of equipment, furniture & fixtures	(1,932)	(1,601)
Proceeds from mortgage note receivable	180	180

Net cash used in investing	(33,583)	(30,525)

Sales of common stock	5,805	5,544
Dividends paid	(39,842)	(46,391)

Net cash used in financing	(34,037)	(40,847)

Net change in cash	(7,552)	(12,570)
Cash and equivalents at beginning	16,907	18,691

Cash and equivalents at end	$9,355	$6,121

Supplemental disclosure
Change in temporary equity	$4,935	$(1,242)

Notes To Financial Statements (Unaudited):

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Form 10-K filed March 11, 2004. The unaudited financial statements presented herein have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all normal recurring adjustments necessary to summarize fairly the Company's financial position and results of operations.

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

Earnings per Share Calculations for the Three Months and Nine Months Ended September 30, 2003 and 2004
(in thousands where applicable)

	3 months ended Sep 30		9 months ended Sep 30
	2003	2004	2003	2004

Net income	$17,207	$17,600	$51,415	$52,809
Average number of shares	34,141	34,435	34,083	34,363
Earnings per share	$0.50	$0.51	$1.51	$1.54

The average number of shares outstanding during the period reflects the issuance of 263,884 shares in February 2003 and 213,221 shares in March 2004.

3. The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company had an unrealized gain on marketable securities totaling $9,050 thousand for the nine months ended September 30, 2003 and an unrealized loss on marketable securities totaling $2,257 thousand for the nine months ended September 30, 2004.

At September 30, 2004 the Company's marketable securities had a fair market value of $229,534,752 which includes a gross unrealized gain of $18,262,597 and a gross unrealized loss of $1,687,508. The gross unrealized loss is composed of 5 equities with an original cost of $23,726,288 and a fair market value of $22,038,780. These 5 equities have been in an unrealized loss status for less than 12 months. The Company considered the effect of rising interest rates and the issuer's current financial position in order to reach its conclusion that these impairments are temporary at September 30, 2004. The details are as follows:

Description of Securities	Fair Market Value	Unrealized Loss

1 common equity	$6,173,280	$715,115
4 preferred equities	$15,865,500	$972,393

4. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first nine months of 2004, 87% of our operating revenue was derived from the United States, 11% from Canada and 2% from other countries.

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

The Company intends to make a recision offer to the shareholders described above. The Company has filed a registration statement under the Securities Act of 1933 registering the recision offer, but the recision offer has not yet commenced. The Company expects the recision offer, once commenced, will last approximately 30 days. For the reasons discussed above, the Company expects none of the shareholders to accept the recision offer. The Company believes the recision offer will extinguish its liability, if any, to shareholders for the potential securities law violations described above.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of 3 Months Ended September 30, 2003 and 2004
(in thousands where applicable)

	3 months ended Sep 30
	2003	2004	Change

Total revenue	$67,686	$70,337	3.9%
Operating income	24,939	25,195	1.0%
Net income	17,207	17,600	2.3%
Average number of shares	34,141	34,435	0.9%
Earnings per share	$0.50	$0.51	1.4%
Cash dividends per share	$0.39	$0.45	15.4%

Total revenue from both existing and new customers increased by $2,651 thousand. It was composed of a $2,994 thousand increase in service revenue offset by a $343 thousand decrease in product revenue. The decrease in product revenue is due to extended implementation schedules in the product backlog.

Operating Expense increased by $2,395 thousand or 5.6% due primarily to an increase in sales and marketing efforts and to higher software service staff levels along with their associated costs. The result was a $256 thousand increase in operating income.

Other income, net of other expense, increased by $619 thousand. This is due primarily to a $376 thousand increase in dividend and interest income offset by a $175 thousand decrease in certain legal expenses incurred in relation to a lawsuit.

Net income increased by $393 thousand as a result of the disproportionate increase in other income, net of other expense, during the third quarter of 2004.

Comparison of 9 Months Ended September 30, 2003 and 2004
(in thousands where applicable)

	9 months ended Sep 30
	2003	2004	Change

Total revenue	$202,478	$208,466	3.0%
Operating income	75,067	75,201	0.2%
Net income	51,415	52,809	2.7%
Average number of shares	34,083	34,363	0.8%
Earnings per share	$1.51	$1.54	1.9%
Cash dividends per share	$1.17	$1.35	15.4%

Total revenue from both existing and new customers increased by $5,988 thousand. It was composed of a $9,449 thousand increase in service revenue offset by a $3,461 thousand decrease in product revenue. The decrease in product revenue is due to extended implementation schedules in the product backlog.

Operating expense increased by $5,854 thousand or 4.6% due primarily to an increase in sales and marketing efforts and to higher software service staff levels along with their associated costs. The result was a $134 thousand increase in operating income.

Other income, net of other expense, increased by $2,631 thousand. This is due primarily to $1,078 thousand in cumulative dividends due since 2001 from Pacific Gas and Electric being paid during the second quarter of 2004 upon emergence from Chapter 11. In addition, in 2003 we incurred a $1,000 thousand writedown of impaired marketable securities offset by a $233 thousand realized gain on marketable securities, while no such impairments occurred in 2004.

Net income increased by $1,394 thousand as a result of the disproportionate increase in other income, net of other expense, during the first nine months of 2004.

Changes in Financial Condition for Nine Months Ended September 30, 2004:

At December 31, 2003 the Company reported the net book value of fixed assets to be $140,071 thousand. During the 2nd quarter the Company retired $4,010 thousand of fully depreciated assets and their accumulated depreciation.

At December 31, 2003 the Company had no payroll tax withholding outstanding while $2,195 thousand was outstanding at September 30, 2004. This is the primary reason accounts payable increased by $2,911 thousand during the first nine months of 2004.

Liquidity and Capital Resources:

Comparison as of December 31, 2003 and September 30, 2004
(in thousands where applicable)

	Dec 31, 2003	Sep 30, 2004

Cash and equivalents	$18,691	$6,121
Total assets	402,407	413,752
Total liabilities	50,709	52,349
Total equity	351,698	361,403
Outstanding number of shares	34,221	34,435
Total equity per share	$10.28	$10.50

At September 30, 2004, the Company's cash, cash equivalents and marketable securities totaled $235.7 million. The marketable securities consisted of preferred or common equities and government notes which can easily be converted to cash. Cash flow from operations for the first nine months of 2004 was $58.8 million, a decrease of $1.3 million from the first nine months of 2003. The decrease was primarily attributable to changes in working capital. The payment of $46.4 million in dividends to shareholders constituted the primary use of cash generated by operating activities during the first nine months.

MEDITECH has no long-term debt. Total equity at September 30, 2004 totaled $361.4 million. Additions to property, plant and equipment are expected to continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure information requiring disclosure by the Company in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company did not repurchase any of its shares of common stock during the third quarter of 2004. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 4,990 shares of the Company's common stock for a total of $135,455 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the third quarter of 2004.

3rd quarter of 2004	shares purchased	price per share

July	3,600	$27.00
August	665	$27.00
September	725	$28.00

Item 4 - Submission of Matters to a Vote of Shareholders

A Special Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 7 Blue Hill River Road, Canton, Massachusetts, on Monday, September 20, 2004. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Barbara A. Manzolillo, keeping the minutes.

There were outstanding a total of 34,434,544 shares of Common Stock, par value $1.00 per share. A total of 24,864,430 shares or 72.21% of the outstanding shares, constituting a quorum, were represented at the meeting in person or by proxy. Ballots were distributed for voting.

A proposal to amend MEDITECH's Articles of Organization to increase the authorized common stock, par value $1.00 per share, from 35,000,000 to 40,000,000 shares was approved, with 24,858,080 shares in favor, 3,450 shares against and 2,900 shares abstaining.

A proposal to amend MEDITECH's Articles of Organization to eliminate the authorized Class A and Class B preferred stock was approved, with 24,864,430 shares in favor, 0 shares against and 0 shares abstaining.

Item 6 - Exhibits and Reports on Form 8-K

Exhibit 3 (An Amendment to the Articles of Organization), Exhibit 31 (Rule 13a-14(a) Certifications), and Exhibit 32 (Section 1350 Certifications) are appended to this report. There were no reports filed on Form 8-K during the quarter ended September 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

October 29, 2004
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)