Form 10-K
period 2004-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2005-01-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

No public trading market exists for the registrant's common stock.

There were 34,514,544 shares of common stock, $1.00 par value, outstanding at December 31, 2004.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop and market information system software for the hospital industry. During 2004 combined product and service revenue was $280.8M, operating income was $102.1M and net income was $71.4M, up 3.7%, 2.4% and 6.0% compared to the prior year. Product bookings were $183.0M and the resultant year-end product backlog was $149.5M, up 15.6% and 30.2% compared to the prior year. By year-end MEDITECH had almost 2,100 staff members, and almost 1,900 active hospital sites throughout the United States, Canada and the United Kingdom.

HOSPITAL SOFTWARE

Initially MEDITECH developed a software product to automate one of the main departments in a hospital, the clinical laboratory which performs various diagnostic tests on blood or urine specimens. Within a few years, this product became standardized, thereby requiring minimal adaptation to meet the individual needs of a typical customer. MEDITECH extended the concept and developed additional software products for the rest of a hospital's clinical departments. Eventually, it moved into the financial area by developing a hospital billing and accounts receivable product as well as various general accounting products.

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

LICENSED SOFTWARE

MEDITECH requires a hospital customer to sign a standard software license agreement prior to product delivery, implementation and subsequent service of the software. This agreement specifies a front end product fee and a front end implementation fee, both of which are payable over the implementation process, and a monthly service fee after the site goes live. In addition to precluding ownership and restricting transfer, the license mandates the customer hold MEDITECH harmless from any liability arising from incorrect operation of the software.

MEDITECH now bases its product fee on a customer's net patient revenue across all of its sites, and sets its implementation fee on the total number of sites. Therefore, larger hospitals pay more than small hospitals. The monthly service fees are 1% of the product fees. A typical 200 bed acute care hospital might incur a $1,000,000 product fee, a $100,000 implementation fee and a $10,000 monthly service fee. An order is booked when a signed software license and a 10% deposit are received.

STAFF ORGANIZATION

MEDITECH is organized into functional units grouped around product development, sales and marketing, implementation, customer service, accounting and facility operations. All MEDITECH staff work in five company owned facilities in the greater Boston area.

From its inception, MEDITECH utilized communication technology which allowed much of its business activities to be performed by remote access. MEDITECH staff sitting at their desks may access client hospitals, both personnel and computers. As a result, there is no need for remote offices. Although most customer contact is through the phone or e-mail, certain of the sales and implementation staff travel to customer sites.

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

IMPLEMENTATION PROCESS

To ensure a successful implementation, the staff must properly train a core group of hospital personnel about the operation of the software and how to use it in their daily activity. To avoid interruptions from normal hospital activities, MEDITECH requires the hospital personnel to come to its offices in the Boston area for intensive training sessions.

As training proceeds, the implementation staff customizes certain dictionaries to fit the specific need of the hospital's environment, provides interfaces to non-MEDITECH systems and assists the hospital in converting data from legacy systems. In addition, MEDITECH delivers, installs and tests the licensed software on the customer's hardware. MEDITECH utilizes remote access communication technology to minimize the need to travel.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company owns or operates over 250 hospitals and has been MEDITECH's largest customer for many years. All of their hospitals operate with MEDITECH's clinical systems. They represented 10% of MEDITECH revenues in 2002, 9% in 2003 and 10% in 2004.

COMPETITION

The market for health care information systems is subject to the technological imperative. Accordingly, MEDITECH has a completely integrated set of application products, implements them successfully, provides ongoing maintenance including updates and continues the developmental process. The Company's competitors who make similar claims include Siemens Corporation, McKesson Corporation, Cerner Corporation, IDX Systems Corporation and Eclipsys Corporation. MEDITECH does not offer the breadth of products and services which the competition offers to hospitals nor does MEDITECH offer the products and services which the competition offers to related medical enterprises. Instead MEDITECH focuses exclusively in the hospital information system software market and believes it competes favorably in this market.

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

Item 2 - Properties

As of December 31, 2004 the Company owned five facilities containing about 1.1 million square feet of space, all being well maintained Class A properties in the greater Boston area. The Company occupies 60% of the space and the remaining 40% is leased to various tenants. The Company has adequate space for its reasonable needs over the near future.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

No public trading market exists for the Company's common stock, and accordingly no high and low bid information or quotations are available.

The sale, assignment, transfer, pledge or other disposition of any of the Company's common stock is subject to right of first refusal restrictions set forth in the Company's charter.

There are no shareholder agreements of any kind with the Company.

During March 2004 pursuant to the 2004 Stock Purchase Plan, the Company sold 213,221 shares of its common stock at $26 per share to certain staff members for an aggregate consideration of $5,543,746.

During 2004 the Company did not repurchase any of its shares of common stock.

During 2004 the Medical Information Technology, Inc. Profit Sharing Trust purchased 15,305 shares of the Company's common stock for an aggregate consideration of $406,615 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each quarter of 2004.

	shares purchased	aggregate cost

1st quarter	4,800	$124,800
2nd quarter	4,660	$122,420
3rd quarter	4,990	$135,455
4th quarter	855	$23,940

At December 31, 2004, there were 1,276 shareholders of record of the Company's common stock and 34,514,544 shares outstanding.

The Company has paid quarterly cash dividends continuously since 1980. Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

For the Five Years Ended December 31, 2004 (in thousands where applicable)

	2000	2001	2002	2003	2004

Full Year Operations:
Total revenue	$216,873	$223,831	$256,197	$270,781	$280,762
Operating income	79,193	81,565	94,907	99,685	102,125
Net income	55,146	56,841	63,871	67,424	71,441
Average shares outstanding	33,132	33,460	33,760	34,097	34,381
Net income per share	$1.66	$1.70	$1.89	$1.98	$2.08
Year End Position:
Total assets	$306,093	$331,284	$354,809	$402,407	$427,315
Total liabilities	32,315	35,758	36,813	50,709	57,265
Temporary & shareholder equity	273,778	295,526	317,996	351,698	370,050
Shares outstanding	33,255	33,576	33,877	34,221	34,515
Total equity per share	$8.23	$8.80	$9.39	$10.28	$10.72
Other Financial Data:
Working capital	$121,950	$145,778	$165,613	$179,764	$196,076
Cash flow from operations	59,333	66,253	81,967	83,228	85,922
Depreciation expense	7,987	8,257	8,634	8,422	7,707
Cash dividends per share	$1.16	$1.24	$1.36	$1.56	$1.80

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Comparison of Fiscal Years ended December 31, 2003 and 2004:

Total revenue from both existing and new customers increased 3.7% from $270.8 million in 2003 to $280.8 million in 2004. It was composed of a $12.7 million increase in service revenue offset by a $2.7 million decrease in product revenue. The decrease in product revenue is due primarily to extended implementation schedules in the product backlog.

Operating expenses increased 4.4% from $171.1 million in 2003 to $178.6 million in 2004 due primarily to an increase in sales and marketing efforts and to higher client service staff levels along with their associated costs. Operating income increased 2.4% from $99.7 million in 2003 to $102.1 million in 2004.

Other income increased from $18.8 million in 2003 to $23.0 million in 2004 due primarily to a $2.0 million increase in dividend and interest income, and no write-downs in 2004. Other expense increased from $7.4 million in 2003 to $7.8 million in 2004 due to additional professional fees incurred in connection with a one-time recision offer to certain purchasers of the Company's shares. The resultant pretax income increased 5.7% from $111.0 million in 2003 to $117.3 million in 2004.

The Company's effective tax rate decreased from 39.3% in 2003 to 39.1% in 2004. Net income increased 6.0% from $67.4 million in 2003 to $71.4 million in 2004 due primarily to the disproportionate increase in other income, net of other expenses.

Comparison of Fiscal Years ended December 31, 2002 and 2003:

Total revenue from both existing and new customers increased 5.7% from $256.2 million in 2002 to $270.8 million in 2003. It was composed of a $10.4 million increase in service revenue and a $4.2 million increase in product revenue.

Operating expenses increased 6.1% from $161.3 million in 2002 to $171.1 million in 2003 due to an increase of staff, primarily in product development. Operating income increased 5.0% from $94.9 million in 2002 to $99.7 million in 2003.

Other income increased from $14.1 million in 2002 to $18.8 million in 2003 due primarily to a $1.5 million write-down of certain marketable security costs in 2003 compared to a $5.8 million write-down in 2002. Other expense increased from $6.5 million in 2002 to $7.4 million in 2003 due primarily to legal fees incurred in connection with the lawsuit noted in Item 3. The resultant pretax income increased 8.3% from $102.5 million in 2002 to $111.0 million in 2003.

The Company's effective tax rate increased from 37.7% in 2002 to 39.3% in 2003 due primarily to increased tax reserves for unrealized gains on marketable securities. Net income increased 5.6% from $63.9 million in 2002 to $67.4 million in 2003.

Liquidity and Capital Resources:

At December 31, 2004, the Company's cash, cash equivalents and marketable securities totaled $252.3 million. The marketable securities consisted of preferred or common equities and government notes which can easily be converted to cash. Cash flows from operations were $85.9 million in fiscal 2004, an increase of $2.7 million from the prior year. The increase was primarily attributable to the growth in revenue and other changes in working capital. The payment of $61.9 million in dividends to shareholders constituted the primary use of cash generated by operating activities during 2004.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2004 was $370 million. Additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements.

Risk Factors Which May Affect Future Results of Operations:

The health care industry is highly regulated and is subject to changing economic and political influences. Federal and state legislatures could modify the health care system in respect to reimbursement and financing. Hospitals may respond to these pressures by delaying the purchase of new information systems. Previous volatility in the market place such as that due to Y2K concerns and September 11th could reappear and cause delays. The Health Insurance Portability and Accounting Act of 1996 will directly impact the industry by specifying standards to protect the security and confidentiality of patient information. It may be possible for patients to bring claims against software providers regarding injuries due to errors. Hospitals consolidating into an integrated health care delivery system may be able to negotiate price reductions. Finally, the Company is dependent on a cohesive group of long time senior managers and staff with vast experience in the hospital industry and software technology.

Recision Offer:

During the month of February from 1997 through 2003, the Company offered and sold shares of its common stock to its staff members in a manner which may not have complied with the registration requirements of certain federal and state securities laws. During the 4th quarter of 2004 the Company made a recision offer to these individuals so as to extinguish its liability, if any, for these potential securities law violations. None of these individuals accepted the recision offer.

Prior to the 4th quarter of 2004 the shares subject to recision rights were considered and treated as redeemable common stock for financial accounting purposes until such time as the recision rights terminate or are exercised. Therefore the recision amount and the related shares were classified as Temporary Equity. In late December, on the day the recision offer expired, the Company transferred the recision amount and related shares from Temporary Equity to Shareholder Equity.

Critical Accounting Policies:

All of our significant accounting policies are described in the notes to the financial statements included in Item 8 of this report. We believe four of these constitute our most critical policies requiring estimates and judgments by management which are significant in terms of materiality. Reference Note 1(a) for revenue recognition, Note 2 for marketable securities, Note 3 for allowance for doubtful accounts and Note 9 for taxes.

Item 8 - Financial Statements and Supplementary Data

MEDICAL INFORMATION TECHNOLOGY, INC.

Financial Statements
As of December 31, 2002, 2003 and 2004
Together with Report of Independent Registered Public Accounting Firm

MEDICAL INFORMATION TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medical Information Technology, Inc.:

We have audited the accompanying balance sheets of Medical Information Technology, Inc. (a Massachusetts corporation) as of December 31, 2002, 2003 and 2004, and the related statements of income, shareholder equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Information Technology, Inc. as of December 31, 2002, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December, 31, 2004, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Boston, Massachusetts
January 25, 2005

MEDICAL INFORMATION TECHNOLOGY, INC.

Balance Sheets	As of December 31,
	2002	2003	2004

Cash and equivalents (Note 1)	$16,906,849	$18,690,986	$14,565,840
Marketable securities (Note 2)	154,338,807	169,192,366	192,701,308
Accounts receivable, less reserves of $700,000
in 2002, $800,000 in 2003 and $800,000 in 2004	28,380,523	30,720,136	32,082,094

Current assets	199,626,179	218,603,488	239,349,242

Property, plant and equipment, at cost (Note 1):
Computer equipment	9,929,056	8,709,930	7,797,295
Furniture and fixtures	32,820,124	29,948,576	28,960,825
Buildings	139,669,962	139,669,962	139,669,962
Land	26,603,703	26,603,703	26,603,703
Accumulated depreciation	(63,030,113)	(64,861,487)	(68,558,226)

Fixed assets	145,992,732	140,070,684	134,473,559

Marketable securities (Note 2)	-	35,000,000	45,000,000
Investments (Note 1)	9,190,389	8,732,604	8,492,604

Total assets	$354,809,300	$402,406,776	$427,315,405

Accounts payable	$89,782	$158,214	$281,515
Accrued taxes	2,147,809	2,599,821	3,134,810
Accrued expenses (Note 4)	21,826,604	24,065,768	25,272,308
Customer deposits	9,949,218	12,015,644	14,584,998

Current liabilities	34,013,413	38,839,447	43,273,631

Deferred taxes (Note 9)	2,800,000	11,869,316	13,991,652

Total liabilities	36,813,413	50,708,763	57,265,283

Temporary equity (Note 6):
Redeemable common stock $1.00 par value,
issued and outstanding 1,525,709 shares
in 2002 and 1,789,593 shares in 2003	21,434,540	26,079,769	-

Common stock $1.00 par value, authorized
40,000,000 shares, issued and outstanding
32,351,730 shares in 2002, 32,431,730 shares
in 2003 and 34,514,544 shares in 2004	21,599,615	24,839,834	34,514,544
Additional paid-in capital	-	-	24,268,805
Retained earnings	274,309,904	288,575,951	298,130,812
Unrealized gain on marketable securities	651,828	12,202,459	13,135,961

Shareholder equity	296,561,347	325,618,244	370,050,122

Total liabilities and equity	$354,809,300	$402,406,776	$427,315,405

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Income	For the Years Ended December 31,
	2002	2003	2004

Product revenue	$146,827,089	$151,001,866	$148,289,513
Service revenue	109,369,734	119,778,837	132,472,056

Total revenue	256,196,823	270,780,703	280,761,569

Operating, development	108,454,991	114,933,942	117,559,556
Selling, G & A	52,834,845	56,162,058	61,077,285

Operating expenses	161,289,836	171,096,000	178,636,841

Operating income	94,906,987	99,684,703	102,124,728

Other income (Note 8)	14,133,775	18,753,624	23,029,572
Other expense (Note 8)	6,544,805	7,410,608	7,819,282

Pretax income	102,495,957	111,027,719	117,335,018

State income tax	8,651,161	9,901,578	10,364,982
Federal income tax	29,973,857	33,702,545	35,528,946

Income tax (Note 9)	38,625,018	43,604,123	45,893,928

Net income	$63,870,939	$67,423,596	$71,441,090

Shares used in computing basic and
diluted net income per share	33,760,459	34,097,342	34,381,239
Basic and diluted net income per share	$1.89	$1.98	$2.08

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Shareholder Equity	Common Stock		Retained	Shareholder
	# of Shares	Paid-in Capital	Earnings	Equity

Balance, December 31, 2001	32,271,730	$19,096,329	$256,328,042	$277,564,263
Decrease in recision amount
related to redeemable
common stock	-	743,286	-	743,286
Issuance of 80,000 shares of
common stock to qualified
profit sharing plan	80,000	1,760,000	-	1,760,000
Net income	-	-	63,870,939	63,870,939
Unrealized loss, net of tax,
on marketable securities	-	-	-	(1,488,064)
Dividends paid	-	-	(45,889,077)	(45,889,077)

Balance, December 31, 2002	32,351,730	$21,599,615	$274,309,904	$296,561,347
Decrease in recision amount
related to redeemable
common stock	-	1,160,219	-	1,160,219
Issuance of 80,000 shares of
common stock to qualified
profit sharing plan	80,000	2,080,000	-	2,080,000
Net income	-	-	67,423,596	67,423,596
Unrealized gain, net of tax,
on marketable securities	-	-	-	11,550,631
Dividends paid	-	-	(53,157,549)	(53,157,549)

Balance, December 31, 2003	32,431,730	$24,839,834	$288,575,951	$325,618,244
Issuance of 213,221 shares of
common stock pursuant to
the 2004 Stock Purchase Plan	213,221	5,543,746	-	5,543,746
Transfer of recision amount and
related shares as a result of
expiration of recision offer	1,789,593	26,079,769	-	26,079,769
Issuance of 80,000 shares of
common stock to qualified
profit sharing plan	80,000	2,320,000	-	2,320,000
Net income	-	-	71,441,090	71,441,090
Unrealized gain, net of tax,
on marketable securities	-	-	-	933,502
Dividends paid	-	-	(61,886,229)	(61,886,229)

Balance, December 31, 2004	34,514,544	$58,783,349	$298,130,812	$370,050,122

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Cash Flows	For the Years Ended December 31,
	2002	2003	2004

Cash Flows from Operating Activities:
Net income	$63,870,939	$67,423,596	$71,441,090
Depreciation expense	8,633,862	8,421,929	7,706,814
Write-down of marketable security costs	5,812,355	1,462,074	-
Net (gain) loss on sale of securities	699	(233,088)	(117,500)
Stock contributions to qualified profit sharing plan	1,760,000	2,080,000	2,320,000
Allowance for doubtful accounts	110,000	100,000	17,279
Allowance for investment valuations	-	217,784	-
Unrealized securities gains tax liability	(434,552)	(7,700,421)	(622,336)
Change in accounts receivable	1,157,408	(2,439,613)	(1,379,237)
Change in accounts payable	(24,041)	68,431	123,301
Change in accrued expenses	3,734,492	2,239,166	1,206,540
Change in accrued taxes	(339,468)	452,012	534,989
Change in customer deposits	(414,917)	2,066,427	2,569,354
Change in deferred income taxes	(1,900,000)	9,069,316	2,122,336

Net cash provided by operating activities	81,966,777	83,227,613	85,922,630

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,193,382)	(2,499,881)	(2,109,689)
Purchases of marketable securities	(42,008,650)	(49,082,494)	(31,953,104)
Sales of marketable securities	9,829,799	17,251,000	117,500
Purchases of investments	(1,575,625)	-	-
Issuance of mortgage to related party	(3,600,000)	-	-
Mortgage payment received from related party	-	240,000	240,000

Net cash used in investing activities	(41,547,858)	(34,091,375)	(33,705,293)

Cash Flows from Financing Activities:
Sales of common stock	4,215,777	5,805,448	5,543,746
Dividends paid	(45,889,077)	(53,157,549)	(61,886,229)

Net cash used in financing activities	(41,673,300)	(47,352,101)	(56,342,483)

Net Change in Cash and Cash Equivalents	(1,254,381)	1,784,137	(4,125,146)
Cash and Cash Equivalents, beginning of year	18,161,230	16,906,849	18,690,986

Cash and Cash Equivalents, end of year	$16,906,849	$18,690,986	$14,565,840

Supplemental Disclosure:
Cash paid for Income taxes	$41,832,173	$42,161,306	$43,935,228
Cash paid for Interest	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2004

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

(a) Revenue Recognition

The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The Company enters into perpetual software license contracts which provide for a customer deposit upon contract execution, milestone billings and fixed monthly service fees thereafter. The Company classifies product and related implementation fees together as product revenue in the statement of income and recognizes these fees as revenue upon completion of each contract milestone, which approximates the percentage-of-completion method prescribed by SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts. Software services represent post-implementation support services, which are recognized as the related services are rendered.

The Company follows the provisions of Emerging Issues Task Force's No. 01-14 (EITF 01-14), which requires reimbursements received for out-of-pocket expenses to be characterized as revenue with offsetting operating expenses in the income statement.

(b) Software Development Costs

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company is required to capitalize software development costs incurred after technological feasibility of the software development projects is established and the realizability of such capitalized costs through future operations is expected, if such costs become material. To date, development costs incurred by the Company after technological feasibility has been established have been immaterial and as such have been charged to operations as incurred.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2004

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

Maintenance costs are expensed as incurred. Improvements are capitalized and depreciated over the asset's useful life.

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

(e) Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these financial instruments. The Company's marketable securities are carried at fair value (see Note 2). The Company's long-term investments are carried at cost, less a valuation reserve, which approximates fair value based on management's assessment.

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As of December 31, 2002, 2003 and 2004 there were no individual customers who accounted for greater than 10% of the outstanding accounts receivable.

(f) Investments

The Company accounts for its equity investments in Patient Care Technologies Inc., LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. All three companies license the Company's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which the Company serves. Included in these investments is a collaterized mortgage with LSS Data Systems Inc. The Company believes the fair value of these investments approximates its carrying value of $8,492,604 at December 31, 2004.

(g) Net Income per Common Share

In accordance with SFAS No. 128, Earnings per Share, the Company reports both basic and diluted earnings per share (EPS). The Company has no common stock equivalents, thus both basic EPS and diluted EPS are computed by dividing net income by the weighted-average number of common shares outstanding during the year.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2004

(h) Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive income for the years ended December 31, 2002, 2003 and 2004 includes unrealized gains or losses on marketable securities, net of tax, and is as follows:

	2002	2003	2004

Net income	$63,870,939	$67,423,596	$71,441,090
Unrealized gains (losses)	(1,488,064)	11,550,631	933,502

Comprehensive income	$62,382,875	$78,974,227	$72,374,592

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

SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and major customers. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During 2002, 2003 and 2004, the Company derived its operating revenue from the following countries, based on location of customer (as a percentage of total operating revenue):

	2002	2003	2004

United States	89%	88%	86%
Canada	10%	10%	12%
Other	1%	2%	2%

	100%	100%	100%

During the years ended December 31, 2002, 2003 and 2004, one customer accounted for approximately 10%, 9% and 10% of operating revenue, respectively.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2004

(2) MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires companies to classify their investments as either trading, available-for-sale or held-to-maturity. The Company's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) are reported as a component of shareholder equity. In addition the Company holds short and long term U.S. government agency issues which have been classified as held-to-maturity. These are recorded in the financial statements at their cost which is also their fair value. The fair market value of marketable securities was determined based on quoted market prices. At December 31, 2002, 2003 and 2004, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

	2002	2003	2004

Net cost of equities	$153,252,427	$148,854,935	$160,808,264
Unrealized Gains	6,200,767	20,762,666	22,915,338
Unrealized Losses	(5,114,387)	(425,235)	(1,022,069)
Cost of agency issues	-	35,000,000	54,999,775

Fair Market Value	$154,338,807	$204,192,366	$237,701,308

SFAS No. 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the amortized cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings. During the years ended December 31, 2002 and 2003, the Company determined that the decline in value for certain securities was other than temporary. Accordingly, the Company recorded a write-down related to these securities in the accompanying statements of income of $5,812,355 and $1,462,074 respectively.

The unrealized loss at December 31, 2004, is attributable to 4 preferred equities which have been in loss status for less than 12 months. The Company considered the effect of rising interest rates during 2004 and the issuer's current financial position in order to reach its conclusion that these impairments are temporary in nature at December 31, 2004. The details are as follows:

4 Equities

Original Cost	$18,292,269
Fair Market Value	$17,270,200

Unrealized Loss	$1,022,069

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2004

(3) ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the allowance for doubtful accounts activity for the years ended December 31, 2002, 2003 and 2004 is as follows:

	2002	2003	2004

Balance, beginning of year	$590,000	$700,000	$800,000
Amounts charged to expense	110,000	100,000	17,279
Amounts written off	-	-	(17,279)

Balance, end of year	$700,000	$800,000	$800,000

(4) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2002, 2003 and 2004:

	2002	2003	2004

Accrued bonuses	$18,500,000	$20,000,000	$21,300,000
Accrued vacation	2,100,000	2,175,000	2,275,000
Other accrued	1,226,604	1,890,768	1,697,308

	$21,826,604	$24,065,768	$25,272,308

(5) COMMON STOCK DIVIDEND POLICY

The Company's Board of Directors has full discretion regarding the timing and amounts of dividends paid on common stock. During the years ended December 31, 2002, 2003, and 2004, the annual dividend rate per share was $1.36, $1.56 and $1.80, respectively, paid quarterly on shares then outstanding.

(6) REDEEMABLE COMMON STOCK

During the month of February from 1997 through 2003, the Company offered and sold shares of its common stock to its staff members in a manner which may not have complied with the registration requirements of certain federal and state securities laws. During the 4th quarter of 2004 the Company made a recision offer to these individuals so as to extinguish its liability, if any, for these potential securities law violations. None of these individuals accepted the recision offer.

Prior to the 4th quarter of 2004 the shares subject to recision rights were considered and treated as redeemable common stock for financial accounting purposes until such time as the recision rights terminate or are exercised. Therefore the recision amount and the related shares were classified as Temporary Equity. In late December, on the day the recision offer expired, the Company transferred the recision amount and related shares from Temporary Equity to Shareholder Equity.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2004

(7) QUALIFIED PROFIT SHARING PLAN

The Company has no obligation for post-employment or post-retirement benefits. The Company maintains a qualified profit sharing plan that provides deferred compensation to substantially all of its employees. Contributions to the plan are at the discretion of the Board of Directors and may be in the form of Company stock or cash. A summary of contributions made during the years ended December 31, 2002, 2003 and 2004 is as follows:

	2002	2003	2004

Cash	$2,340,000	$2,020,000	$1,980,000
Company common stock:
80,000 shares at $22/share	1,760,000	-	-
80,000 shares at $26/share	-	2,080,000	-
80,000 shares at $29/share	-	-	2,320,000

	$4,100,000	$4,100,000	$4,300,000

(8) OTHER INCOME AND EXPENSE

The Company sold certain available-for-sale securities resulting in a realized loss of $699 during 2002, a realized gain of $233,088 during 2003 and a realized gain of $117,500 during 2004.

Other Income consists of rents, dividends, interest and realized/unrealized marketable security gains/losses:

	2002	2003	2004

Rents	$10,601,442	$10,029,758	$10,728,321
Dividends	8,697,302	8,792,134	10,053,939
Interest	648,085	1,378,502	2,129,812
Gains (losses)	(5,813,054)	(1,446,770)	117,500

Other Income	$14,133,775	$18,753,624	$23,029,572

Other Expense consists of rental costs, charitable contributions and certain professional fees:

	2002	2003	2004

Rental costs	$6,059,805	$6,390,608	$6,469,282
Charitable contributions	485,000	520,000	600,000
Professional fees	-	500,000	750,000

Other Expense	$6,544,805	$7,410,608	$7,819,282

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2004

(9) TAXES

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. The components of deferred taxes, including reserves which provide for Federal and State income and sales taxes, are as follows:

	2002	2003	2004

Tax reserves	$6,688,833	$8,521,028	$10,663,662
Unrealized tax on marketable securities	(1,890,670)	5,225,201	5,847,537
Customer deposits over 1 year	(878,163)	(686,913)	(1,289,547)
Non-deductible expenses	(1,120,000)	(1,190,000)	(1,230,000)

Deferred taxes	$2,800,000	$11,869,316	$13,991,652

The components of the provision for income taxes shown in the accompanying statements of income consist of the following:

	2002	2003	2004

State Current	$9,126,161	$7,634,249	$9,834,398
State Deferred	(475,000)	2,267,329	530,584

	$8,651,161	$9,901,578	$10,364,982

Federal Current	$31,398,857	$26,900,558	$33,937,194
Federal Deferred	(1,425,000)	6,801,987	1,591,752

	$29,973,857	$33,702,545	$35,528,946

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	2002	2003	2004

Statutory tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	5.5	5.8	5.7
Dividend income exclusion	(2.1)	(1.9)	(2.1)
Other	(0.7)	0.4	0.5

	37.7%	39.3%	39.1%

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2004

(10) SUPPLEMENTARY DATA

Unaudited operating results by quarter for the two years ended December 31, 2004 (in thousands where applicable)

	1st Q	2nd Q	3rd Q	4th Q	Year

2003:
Total revenue	$67,281	$67,511	$67,686	$68,303	$270,781
Operating income	25,119	25,009	24,939	24,618	99,685
Net income	16,997	17,211	17,207	16,008	67,424
Net income per share	$.50	$.50	$.50	$.47	$1.98
2004:
Total revenue	$68,800	$69,329	$70,337	$72,296	$280,762
Operating income	24,906	25,100	25,195	26,924	102,125
Net income	17,048	18,161	17,600	18,632	71,441
Net income per share	$.50	$.53	$.51	$.54	$2.08

Item 9A - Controls and Procedures

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

There were no changes in the Company's internal control over financial reporting occurring during the period covered by this report which have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B - Other Information

During its regular January meeting the Board of Directors approved the issuance of 260,000 shares of common stock to be sold to staff members at $29.00 per share pursuant to the MEDITECH 2004 Stock Purchase Plan.

PART III

Item 10 - Directors and Executive Officers of the Registrant

All Directors are elected each year at the annual meeting of shareholders. All Officers are elected at the first meeting of the Board following the annual meeting of shareholders and hold office for one year. The positions held by each Director and Officer of the Company on December 31, 2004, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with the Company

A. Neil Pappalardo	62	Chairman, Chief Executive Officer and Director
Lawrence A. Polimeno	63	Vice Chairman and Director
Roland L. Driscoll	75	Director
Edward B. Roberts	69	Director
Morton E. Ruderman	68	Director
L. P. Dan Valente	74	Director
Howard Messing	52	President and Chief Operating Officer
Barbara A. Manzolillo	52	Treasurer, Chief Financial Officer and Clerk
Edward G. Pisinski	61	Senior Vice President
Christopher Anschuetz	52	Vice President
Robert G. Gale	58	Vice President
Steven B. Koretz	52	Vice President
Stuart N. Lefthes	51	Vice President
Joanne Wood	51	Vice President
Hoda Sayed-Friel	46	Vice President

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

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees the Company's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the COO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. The Board held 4 regularly scheduled quarterly meetings and 1 special meeting during 2004 and each of the Directors attended all meetings. Messrs. Driscoll, Roberts, Ruderman and Valente are "independent" as defined by the rules of the NYSE and NASDAQ.

The Board of Directors has an Audit Committee, an Executive Compensation Committee and a Charitable Contribution Committee. During 2004 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPA's and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. This committee meets at least 6 times a year to review accounting practices and advise the Company's CFO. In addition, the committee meets and consults with the Company's independent registered public accounting firm with respect to the Company's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Executive Compensation Committee consists of Messrs. Ruderman and Roberts. This committee meets once a year to recommend the Chairman and Chief Executive Officer's annual salary, the criteria and amount for his bonus. The full Board of Directors annually approves the salary and bonus amount for each of the officers.

The Charitable Contribution Committee consists of Messrs. Ruderman, Polimeno, Pappalardo and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meet and evaluate each organization under consideration and determine the amount to be contributed to each organization for the year.

The Board of Directors does not have a nominating committee. Instead, the full Board, because of its small size, carries out the duties of a nominating committee. The Board has not adopted written guidelines regarding nominees for Director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company's knowledge, based solely on a review of the reports given to the Company, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2004.

Item 11 - Executive Compensation

The following table sets forth the compensation received by the Company's Chief Executive Officer and the four most highly compensated other Officers for the three fiscal years ended December 31, 2002, 2003 and 2004.

Name and Position	Year	Salary	Bonus	Deferred*

A. Neil Pappalardo	2004	$360,000	$673,811	0
Chairman and Chief	2003	360,000	723,965	0
Executive Officer	2002	360,000	724,251	0

Lawrence A. Polimeno	2004	$180,000	$473,811	$4,271
Vice Chairman	2003	180,000	473,965	4,255
	2002	240,000	624,251	4,847

Howard Messing	2004	$240,000	$473,811	$4,271
President and Chief	2003	240,000	473,965	4,255
Operating Officer	2002	240,000	474,251	4,847

Barbara A. Manzolillo	2004	$204,000	$298,811	$4,271
Treasurer and Chief	2003	204,000	273,965	4,255
Financial Officer	2002	204,000	274,251	4,847

Edward G. Pisinski	2004	$204,000	$298,811	$4,271
Senior Vice President	2003	204,000	273,965	4,255
Sales and Marketing	2002	204,000	324,251	4,847

*Represents contributions by the Company to the MEDITECH Profit Sharing Plan.

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

CODE OF CONDUCT AND ETHICS

The Board of Directors has directed management to prepare a Code of Conduct and Ethics for MEDITECH's staff, officers and directors for submittal and approval by the Board. This process will be completed during 2005.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of December 31, 2004 with respect to the shares of common stock beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding common stock, each Director of the Company, each Executive Officer named in the Compensation Table and by all Directors and Officers of the Company as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	12,913,862	37.42%
Morton E. Ruderman	5,494,469	15.92%
MEDITECH Profit Sharing Trust*	3,991,362	11.56%
Curtis W. Marble	3,500,000	10.14%
Grossman Group	2,061,144	5.97%
Lawrence A. Polimeno	1,061,366	3.08%
Edward B. Roberts	974,326	2.82%
Roland L. Driscoll	528,000	1.53%
Howard Messing	300,000	0.87%
Edward G. Pisinski	299,000	0.87%
Barbara A. Manzolillo	205,000	0.59%
L. P. Dan Valente	85,000	0.25%
15 Directors and Officers as a Group*	22,218,573	64.37%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore is entitled to vote its shares in addition to his own 8,922,500 shares. Likewise the number of shares indicated for the 15 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

Item 13 - Certain Relationships and Related Transactions

A. Neil Pappalardo, Chairman, Chief Executive Officer and Director of the Company, purchased for cash from the Company 25,000 shares of common stock at $26 per share in March 2004.

Howard Messing, President and Chief Operating Officer of the Company, purchased for cash from the Company 15,000 shares of common stock at $26 per share in March 2004.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk of the Company, purchased for cash from the Company 5,000 shares of common stock at $26 per share in March 2004.

Edward G. Pisinski, Senior Vice President of the Company, purchased for cash from the Company 2,000 shares of common stock at $26 per share in March 2004.

On December 31, 2004, the Company contributed 80,000 shares at $29 per share of common stock to the MEDITECH Profit Sharing Trust.

Philip Polimeno, a son of a Director, is employed as a senior manager of the Company and received W-2 compensation of $97,720 in 2004. Tony Polimeno, a son of a Director, is employed as a manager of the Company and received W-2 compensation of $72,694 in 2004.

Item 14 - Principal Accounting Fees and Services

During 2004, Ernst & Young LLP's services included auditing the Company's financial statements, reviewing unaudited quarterly financial information and advising the Company on various accounting, tax, and regulatory matters. Fees paid for audit services rendered by Ernst & Young, LLP, are as follows:

	2002	2003	2004

Annual audit and quarterly reviews	$60,000	$142,500	$204,000
Audit related to Profit Sharing Trust	10,000	10,000	11,000
Tax or all other matters	-	-	-

	$70,000	$152,500	$215,000

It is the policy of the Audit Committee to pre-approve all audit and non-audit services to be provided to the Company by the Company's auditors.

PART IV

Item 15 - Exhibits

Exhibit 3.1: MEDITECH's Articles of Organization, as amended to date, is incorporated by reference to an exhibit to the Form 10 filed with the SEC on March 28, 1996, an exhibit to the annual report on Form 10-K for the year ended December 31, 2001 and an exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 2004.

Exhibit 3.2: MEDITECH's By-laws, as amended to date, is incorporated by reference to an exhibit to the annual report on Form 10-K for the year ended Dececember 31, 2001.

Exhibit 10: MEDITECH 2004 Stock Purchase Plan is incorprated by reference to the annual report on Form 10-K for the year ended Dececember 31, 2003.

Exhibit 23: Consent of Independent Registered Public Accounting Firm, Exhibit 31: Rule 13a-14(a) Certifications and Exhibit 32: Section 1350 Certifications are appended to this report. There were no reports filed on Form 8-K during the quarter ended December 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 31, 2005
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2005.

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

Morton E. Ruderman, Director
(Signature)

L. P. Dan Valente, Director
(Signature)