Form 10-Q
period 2005-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2005-04-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2005

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

There were 34,750,437 shares of Common Stock, $1.00 par value, outstanding at March 31, 2005.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet as of December 31, 2004 and March 31, 2005
(000 omitted)

	Dec 31, 2004	Mar 31, 2005

Cash and equivalents	$14,566	$21,512
Marketable securities	192,701	177,122
Accounts receivable less reserve	32,082	30,798

Current assets	239,349	229,432

Computer equipment	7,797	8,046
Furniture & fixtures	28,960	29,005
Buildings	139,670	139,670
Land	26,604	26,604
Accumulated depreciation	(68,558)	(70,448)

Fixed assets	134,473	132,877

Marketable securities	45,000	54,990
Investments	8,493	8,433

Total assets	$427,315	$425,732

Accounts payable	$282	$2,711
Taxes payable	3,134	10,491
Accrued expenses	25,272	11,035
Customer deposits	14,585	12,925
Deferred taxes & tax reserves	13,992	12,387

Total liabilities	57,265	49,549

Common stock $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 34,514,544
in 2004 and 34,750,437 in 2005	34,514	34,750
Additional paid-in capital	24,269	30,874
Retained income	298,131	299,830
Net unrealized gain on securities	13,136	10,729

Shareholder equity	370,050	376,183

Total liabilities and shareholder equity	$427,315	$425,732

Statement of Income for the Three Months Ended March 31, 2004 and 2005
(000 omitted)

	3 months ended Mar 31
	2004	2005

Product revenue	$36,876	$38,650
Service revenue	31,924	34,872

Total revenue	68,800	73,522

Operations, development	29,197	30,216
Selling, G & A	14,697	16,162

Operating expense	43,894	46,378

Operating income	24,906	27,144

Other income	5,149	6,481
Other expense	1,892	2,281

Pretax income	28,163	31,344

State income tax	2,489	2,883
Federal income tax	8,626	9,505

Income tax	11,115	12,388

Net income	$17,048	$18,956

Statement of Cash Flow for the Three Months Ended March 31, 2004 and 2005
(000 omitted)

	3 months ended Mar 31
	2004	2005

Net income	$17,048	$18,956
Gain on sales of marketable securities	--	(929)
Depreciation expense	1,916	1,890
Change in accounts receivable	2,188	1,284
Change in accounts payable	2,650	2,429
Change in taxes payable	5,873	7,357
Change in accrued expenses	(14,012)	(14,237)
Change in customer deposits	926	(1,660)
Net effect of non-cash adjustments	397	--

Net cash from operations	16,986	15,090

Purchases of marketable securities	(2,662)	(11,240)
Sales of marketable securities	--	13,746
Purchases of equipment, furniture & fixtures	(364)	(294)
Proceeds from mortgage note receivable	60	60

Net cash (used in) from investing	(2,966)	2,272

Sales of common stock	5,544	6,841
Dividends paid	(15,400)	(17,257)

Net cash used in financing	(9,856)	(10,416)

Net change in cash and equivalents	4,164	6,946
Cash and equivalents at beginning	18,691	14,566

Cash and equivalents at end	$22,855	$21,512

Notes To Financial Statements (unaudited):

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 10-K filed January 31, 2005. The unaudited financial statements presented herein have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all normal recurring adjustments necessary to summarize fairly the Company's financial position and results of operations.

2. During the quarter new GAAP interpretations on the classification of deferred taxes were adopted. The underlying assets or liabilities associated with deferrals are considered current in nature. Thus, the March 31, 2005 deferred taxes and tax reserves of $12,387 thousand are now recorded as current and the corresponding amount of $13,992 thousand at December 31, 2004 has been reclassified for comparative purposes.

3. The Company follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires reporting both basic and diluted earnings per share (EPS). The Company has no common share equivalents such as preferred stock, warrants or stock options which would dilute EPS. Thus, EPS is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period.

Earnings per Share Calculations for the Three Months Ended March 31, 2004 and 2005
(in thousands where applicable)

	3 months ended Mar 31
	2004	2005

Net income	$17,048	$18,956
Average number of shares	34,221	34,593
Earnings per share	$0.50	$0.55

The average number of shares outstanding during the periods reflects the issuance of 213,221 shares in March 2004 and 235,893 shares in February 2005 pursuant to the 2004 Stock Purchase Plan.

4. The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains/losses on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. For the three months ended March 31, 2004 and 2005, the Company's net unrealized gain on marketable securities increased by $2,753 thousand and decreased by $2,407 thousand repectively.

Comprehensive Income for the Three Months Ended March 31, 2004 and 2005
(in thousands where applicable)

	3 months ended Mar 31
	2004	2005

Net income	$17,048	$18,956
Net unrealized gains (losses)	2,753	(2,407)

Comprehensive income	$19,801	$16,549

5. At March 31, 2005 the Company's marketable securities had a fair market value of $232,112,315 which includes a gross unrealized gain of $19,294,202 and a gross unrealized loss of $1,412,339. The gross unrealized loss is composed of 5 equities with an original cost of $25,180,664 and a fair market value of $23,768,325. These 5 equities have been in an unrealized loss status for less than 3 months. The Company considered the effect of rising interest rates and the issuer's current financial position in order to reach its conclusion that these impairments are temporary at March 31, 2005. The details are as follows:

Description of Securities	Fair Market Value	Unrealized Loss

1 common equity	$6,579,360	$309,035
4 preferred equities	$17,188,965	$1,103,304

6. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first three months of 2005, 89% of our operating revenue was derived from the United States, 10% from Canada and 1% from other countries.

7. During the month of February from 1997 through 2003, the Company offered and sold shares of its common stock to its staff members in a manner which may not have complied with the registration requirements of certain federal and state securities laws. During the 4th quarter of 2004 the Company made a recision offer to these individuals so as to extinguish its liability, if any, for these potential securities law violations. None of these individuals accepted the recision offer.

Prior to the 4th quarter of 2004 the shares subject to recision rights were considered and treated as redeemable common stock for financial accounting purposes until such time as the recision rights terminated or were exercised. Therefore the recision amount and the related shares were classified as Temporary Equity. In late December, when the recision offer expired, the Company transferred the recision amount and related shares from Temporary Equity to Shareholder Equity.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for 3 Months Ended March 31, 2004 and 2005
(in thousands where applicable)

	3 months ended Mar 31
	2004	2005	Change

Total revenue	$68,800	$73,522	6.9%
Operating income	24,906	27,144	9.0%
Net income	17,048	18,956	11.2%
Average number of shares	34,221	34,593	1.1%
Earnings per share	$0.50	$0.55	10.0%
Cash dividends per share	$0.45	$0.50	11.1%

Total revenue from both existing and new customers increased by $4.7 million. It was composed of a $1.8 million increase in product revenue and a $2.9 million increase in service revenue.

Operating expense increased by $2.5 million or 5.7% due primarily to an increase in product development, sales and marketing staff levels along with their associated costs. The resultant operating income increased by $2.2 million.

Other income increased by $1.3 million or 25.9% due primarily to a $0.9 million marketable securities gain. Other expense increased by $0.4 million or 20.6% due primarily to higher rental costs and increased lawsuit related legal expenses. The resultant pretax income increased by $3.2 million or 11.3%.

The Company's effective tax rate remained at 39.5%. Net income increased by $1.9 million due primarily to the greater increase in revenue compared to expense.

Financial Condition as of December 31, 2004 and March 31, 2005
(in thousands where applicable)

	Dec 31, 2004	Mar 31, 2005

Cash and equivalents	$14,566	$21,512
Total assets	427,315	425,732
Total liabilities	57,265	49,549
Shareholder equity	370,050	376,183
Outstanding number of shares	34,514	34,750
Shareholder equity per share	$10.72	$10.83

At December 31, 2004 the Company had no payroll tax withholding outstanding while $2.2 million was outstanding at March 31, 2005. This is the primary reason accounts payable increased by $2.4 million during the quarter.

Taxes payable increased by $7,357 thousand during the quarter primarily as a result of the federal tax payment schedule which calls for payment of both the first and second quarter's tax expense during the second quarter.

Accrued expenses decreased by $14.2 million during the quarter as a result of the payment of $21.3 million in bonuses applicable to 2004, offset by the accrual of $6.9 million in bonus expenses applicable to 2005.

Liquidity and Capital Resources:

At March 31, 2005 the Company's cash, cash equivalents and marketable securities totaled $253.6 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. For the first three months of 2005 cash flow from operations was $15.1 million, cash flow from investing was $2.3 million and cash flow used in financing was $10.4 million. The payment of $17.3 million in dividends to shareholders was the primary use of cash generated by operating activities during the quarter.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2005 was $376.2 million. Management anticipates additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Part II - Other Information

Item 1 - Legal Proceedings

On April 18, 2003, a shareholder and former Director of the Company filed a complaint in the Suffolk County, Massachusetts Superior Court against the Company and five of its six Directors. The complaint is summarized in the 2004 Annual Report on Form 10-K.

On February 10, 2005, a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all six of the Company's Directors. The complaint is summarized in the 2005 Definitive Proxy Statement on Schedule 14A.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares of common stock during the first quarter of 2005. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 3,470 shares of the Company's common stock for a total of $100,630 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the first quarter of 2005.

1st quarter of 2005	shares purchased	price per share

January	none	--
February	2,050	$29.00
March	1,420	$29.00

Item 4 - Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held on Monday, April 25, 2005. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Barbara A. Manzolillo, keeping the minutes.

On the March 25, 2004 record date there were outstanding a total of 34,750,437 shares of Common Stock, par value $1.00 per share. A total of 33,435,266 shares or 96.2% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or by ballot.

The following six directors of the Company were elected to serve until the 2006 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified, with votes cast as follows:

	shares in favor	shares withheld

A. Neil Pappalardo	31,653,042	1,782,224
Lawrence A. Polimeno	31,653,042	1,782,224
Roland L. Driscoll	31,653,042	1,782,224
Edward B. Roberts	31,653,042	1,782,224
Morton E. Ruderman	31,653,042	1,782,224
L. P. Dan Valente	31,653,042	1,782,224

A proposal to ratify the selection of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2005 was approved, with 33,343,001 shares in favor, 36,750 shares against and 55,515 shares abstaining.

A shareholder proposal relating to the valuation of the Company's common stock was defeated, with 3,188,384 shares in favor, 29,912,720 shares against and 334,162 shares abstaining.

Item 6 - Exhibits

Exhibit 3.1: MEDITECH's Articles of Organization, as amended to date, is incorporated by reference to an exhibit to the Form 10 filed with the SEC on March 28, 1996, an exhibit to the annual report on Form 10-K for the year ended December 31, 2001 and an exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 2004.

Exhibit 3.2: MEDITECH's By-laws, as amended to date, is incorporated by reference to an exhibit to the annual report on Form 10-K for the year ended December 31, 2001.

Exhibit 31, Rule 13a-14(a) Certifications, and Exhibit 32, Section 1350 Certifications, are appended to this report.

There were no reports filed on Form 8-K during the quarter ended March 31, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

April 29, 2005
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)