Form 10-Q
period 2005-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2005-07-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2005

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

There were 34,750,437 shares of Common Stock, $1.00 par value, outstanding at June 30, 2005.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet as of December 31, 2004 and June 30, 2005
(000 omitted)

	Dec 31, 2004	Jun 30, 2005

Cash and equivalents	$14,566	$6,487
Marketable securities	192,701	201,142
Accounts receivable less reserve	32,082	29,420

Current assets	239,349	237,049

Computer equipment	7,797	7,091
Furniture & fixtures	28,960	29,475
Buildings	139,670	139,670
Land	26,604	26,604
Accumulated depreciation	(68,558)	(70,903)

Fixed assets	134,473	131,937

Marketable securities	45,000	54,990
Investments	8,493	8,373

Total assets	$427,315	$432,349

Accounts payable	$282	$3,332
Taxes payable	3,134	576
Accrued expenses	25,272	18,909
Customer deposits	14,585	17,627
Deferred taxes & tax reserves	13,992	13,155

Total liabilities	57,265	53,599

Common stock $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 34,514,544
in 2004 and 34,750,437 in 2005	34,514	34,750
Additional paid-in capital	24,269	30,874
Retained income	298,131	301,622
Net unrealized gain on securities	13,136	11,504

Shareholder equity	370,050	378,750

Total liabilities and shareholder equity	$427,315	$432,349

Statement of Income for the Three and Six Months Ended June 30, 2004 and 2005
(000 omitted)

	3 months ended Jun 30		6 months ended Jun 30
	2004	2005	2004	2005

Product revenue	$36,457	$39,949	$73,333	$78,599
Service revenue	32,872	35,705	64,796	70,577

Total revenue	69,329	75,654	138,129	149,176

Operations, development	29,459	30,295	57,490	60,511
Selling, G & A	14,770	17,544	30,633	33,706

Operating expense	44,229	47,839	88,123	94,217

Operating income	25,100	27,815	50,006	54,959

Other income	6,401	5,647	11,550	12,129
Other expense	1,822	2,055	3,714	4,337

Pretax income	29,679	31,407	57,842	62,751

State income tax	2,602	2,886	5,091	5,769
Federal income tax	8,916	9,354	17,542	18,859

Income tax	11,518	12,240	22,633	24,628

Net income	$18,161	$19,167	$35,209	$38,123

Statement of Cash Flow for the Six Months Ended June 30, 2004 and 2005
(000 omitted)

	6 months ended Jun 30
	2004	2005

Net income	$35,209	$38,123
Realized gain on sales of marketable securities		(928)
Depreciation expense	3,833	3,750
Change in accounts receivable	2,254	2,661
Change in accounts payable	2,517	3,050
Change in taxes payable	(1,696)	(2,559)
Change in accrued expenses	(7,570)	(6,363)
Change in customer deposits	772	3,042
Net effect of non-cash adjustments	766	251

Net cash from operations	36,085	41,027

Purchases of marketable securities	(15,920)	(53,967)
Sales/maturities of marketable securities		33,746
Purchases of equipment, furniture & fixtures	(584)	(1,214)
Proceeds from mortgage note receivable	120	120

Net cash used in investing	(16,384)	(21,315)

Sales of common stock	5,544	6,841
Dividends paid	(30,895)	(34,632)

Net cash used in financing	(25,351)	(27,791)

Net change in cash and equivalents	(5,650)	(8,079)
Cash and equivalents at beginning	18,691	14,566

Cash and equivalents at end	$13,041	$6,487

Notes To Financial Statements (unaudited):

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 10-K filed January 31, 2005. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all normal recurring adjustments necessary to summarize fairly the Company's financial position and results of operations.

2. During 2005, the Company made certain reclassifications to amounts in its balance sheet. The June 30, 2005 deferred taxes and tax reserves of $13,155 thousand are now recorded as current and the corresponding amount of $13,992 thousand at December 31, 2004 has been reclassified for comparative purposes.

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

Earnings per Share Calculations for the Three and Six Months Ended June 30, 2004 and 2005
(in thousands where applicable)

	3 months ended Jun 30		6 months ended Jun 30
	2004	2005	2004	2005

Net income	$18,161	$19,167	$35,209	$38,123
Average number of shares	34,363	34,711	34,363	34,711

Earnings per share	$0.53	$0.55	$1.03	$1.10

The average number of shares outstanding during the periods reflects the issuance of 213,221 shares in March 2004 and 235,893 shares in February 2005 pursuant to the 2004 Stock Purchase Plan.

4. The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains/losses on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.

Comprehensive Income for the Three and Six Months Ended June 30, 2004 and 2005
(000 omitted)

	3 months ended Jun 30		6 months ended Jun 30
	2004	2005	2004	2005

Net income	$18,161	$19,167	$35,209	$38,123
Net unrealized gains (losses)	(10,231)	775	(7,478)	(1,632)

Comprehensive income	$7,930	$19,942	$27,731	$36,491

5. At June 30, 2005 the Company's marketable securities had a fair market value of $256,131,599 which includes a gross unrealized gain of $21,576,343 and a gross unrealized loss of $2,402,330. The gross unrealized loss is composed of 7 equities with an original cost of $35,135,605 and a fair market value of $32,733,275. These 7 equities have been in an unrealized loss status for less than 6 months. The Company considered the effect of rising interest rates and the issuer's current financial position in order to reach its conclusion that these impairments are temporary at June 30, 2005. The details are as follows:

Description of Securities	Fair Market Value	Unrealized Loss

3 common equities	$8,946,500	$1,669,175
4 preferred equities	$23,786,775	$733,155

6. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first six months of 2005, 90% of our operating revenue was derived from the United States, 9% from Canada and 1% from other countries.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for 3 Months Ended June 30, 2004 and 2005
(in thousands where applicable)

	3 months ended Jun 30
	2004	2005	Change

Total revenue	$69,329	$75,654	9.1%
Operating income	25,100	27,815	10.8%
Net income	18,161	19,167	5.5%
Average number of shares	34,363	34,711	1.0%
Earnings per share	$0.53	$0.55	4.5%
Cash dividends per share	$0.45	$0.50	11.1%

Total revenue from both existing and new customers increased by $6.3 million. It was composed of a $3.5 million increase in product revenue and a $2.8 million increase in service revenue.

Operating expense increased by $3.6 million or 8.2% due to additional sales commissions, an overall increase in staff and additional bonus accruals. The resultant operating income increased by $2.7 million.

Other income decreased by $0.8 million or 11.8% due primarily to a $1.1 million payment of dividends in arrears received in 2004. Other expense increased by $0.2 million or 12.8% due primarily to higher rental costs and increased lawsuit related legal expenses. The resultant pretax income increased by $1.7 million or 5.8%.

The Company's effective tax rate increased from 38.8% to 39.0%. Net income increased by $1.0 million due primarily to the greater increase in revenue compared to expense.

Results of Operations for 6 Months Ended June 30, 2004 and 2005
(in thousands where applicable)

	6 months ended Jun 30
	2004	2005	Change

Total revenue	$138,129	$149,176	8.0%
Operating income	50,006	54,959	9.9%
Net income	35,209	38,123	8.3%
Average number of shares	34,363	34,711	1.0%
Earnings per share	$1.03	$1.10	7.2%
Cash dividends per share	$0.90	$1.00	11.1%

Total revenue from both existing and new customers increased by $11.1 million. It was composed of a $5.3 million increase in product revenue and a $5.8 million increase in service revenue.

Operating expense increased by $6.1 million or 6.9% due to additional sales commissions, an overall increase in staff and additional bonus accruals. The resultant operating income increased by $5.0 million.

Other income increased by $0.6 million or 5.0% due primarily to a $0.9 million marketable securities gain. Other expense increased by $0.6 million or 16.8% due primarily to higher rental costs and increased lawsuit related legal expenses. The resultant pretax income increased by $4.9 million or 8.5%.

The Company's effective tax rate increased from 39.1% to 39.2%. Net income increased by $2.9 million due primarily to the greater increase in revenue compared to expense.

Financial Condition as of December 31, 2004 and June 30, 2005
(in thousands where applicable)

	Dec 31, 2004	Jun 30, 2005

Cash and equivalents	$14,566	$6,487
Total assets	427,315	432,349
Total liabilities	57,265	53,599
Shareholder equity	370,050	378,750
Outstanding number of shares	34,514	34,750
Shareholder equity per share	$10.72	$10.90

During the first 6 months accounts payable increased by $3.1 million primarily because no payroll tax withholding was outstanding at December 31, 2004 while $2.4 million was outstanding at June 30, 2005.

During the first 6 months taxes payable decreased by $2.6 million due primarily to additional state tax payments in 2005.

During first 6 months accrued expenses decreased by $6.4 million due to the payment of $21.3 million in bonuses applicable to 2004, offset by the accrual of $14.2 million in bonus expenses applicable to 2005.

Liquidity and Capital Resources:

At June 30, 2005 the Company's cash, cash equivalents and marketable securities totaled $262.6 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. During the first 6 months of 2005 cash flow from operations was $41.0 million, cash flow used in investing was $21.3 million and cash flow used in financing was $27.8 million. During the first 6 months of 2005 the payment of $34.6 million in dividends to shareholders was the primary use of cash generated by operating activities.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2005 was $378.8 million. Management anticipates additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares of common stock during the second quarter of 2005. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 1,000 shares of the Company's common stock for a total of $29,200 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the second quarter of 2005.

2nd quarter of 2005	shares purchased	price per share

April	800	$29.00
May	200	$30.00
June	none	--

Item 6 - Exhibits

Exhibit 3.1: MEDITECH's Articles of Organization, as amended to date, is incorporated by reference to an exhibit to the Form 10 filed with the SEC on March 28, 1996, an exhibit to the annual report on Form 10-K for the year ended December 31, 2001 and an exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 2004.

Exhibit 3.2: MEDITECH's By-laws, as amended to date, are incorporated by reference to an exhibit to the annual report on Form 10-K for the year ended December 31, 2001.

Exhibit 31: Rule 13a-14(a) Certifications and Exhibit 32: Section 1350 Certifications are appended to this report.

There were no reports filed on Form 8-K during the quarter ended June 30, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

July 29, 2005
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)