Form 10-Q
period 2005-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2005-10-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

There were 34,750,437 shares of Common Stock, $1.00 par value, outstanding at September 30, 2005.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet as of December 31, 2004 and September 30, 2005
(000 omitted)

	Dec 31, 2004	Sep 30, 2005

Cash and equivalents	$14,566	$9,765
Marketable securities	192,701	221,447
Accounts receivable less reserve	32,082	32,094

Current assets	239,349	263,306

Computer equipment	7,797	7,824
Furniture & fixtures	28,960	30,426
Buildings	139,670	139,670
Land	26,604	26,604
Accumulated depreciation	(68,558)	(72,808)

Fixed assets	134,473	131,716

Marketable securities	45,000	39,990
Investments	8,493	8,313

Total assets	$427,315	$443,325

Accounts payable	$282	$3,325
Taxes payable	3,134	1,428
Accrued expenses	25,272	26,118
Customer deposits	14,585	19,109
Deferred taxes & tax reserves	13,992	13,447

Total liabilities	57,265	63,427

Common stock $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 34,514,544
in 2004 and 34,750,437 in 2005	34,514	34,750
Additional paid-in capital	24,269	30,874
Retained income	298,131	302,925
Net unrealized gain on securities	13,136	11,349

Shareholder equity	370,050	379,898

Total liabilities and shareholder equity	$427,315	$443,325

Statement of Income for the Three and Nine Months Ended September 30, 2004 and 2005
(000 omitted)

	3 months ended Sep 30		9 months ended Sep 30
	2004	2005	2004	2005

Product revenue	$36,947	$39,548	$110,280	$118,148
Service revenue	33,390	36,387	98,186	106,964

Total revenue	70,337	75,935	208,466	225,112

Operations, development	29,364	31,306	88,020	91,817
Selling, G & A	15,778	16,898	45,245	50,605

Operating expense	45,142	48,204	133,265	142,422

Operating income	25,195	27,731	75,201	82,690

Other income	5,475	5,708	17,025	17,837
Other expense	1,890	3,039	5,604	7,376

Pretax income	28,780	30,400	86,622	93,151

State income tax	2,544	2,752	7,635	8,521
Federal income tax	8,636	8,970	26,178	27,829

Income tax	11,180	11,722	33,813	36,350

Net income	$17,600	$18,678	$52,809	$56,801

Statement of Cash Flow for the Nine Months Ended September 30, 2004 and 2005
(000 omitted)

	9 months ended Sep 30
	2004	2005

Net income	$52,809	$56,801
Realized gain on sales of marketable securities		(990)
Depreciation expense	5,784	5,656
Change in accounts receivable	(2,936)	(12)
Change in accounts payable	2,911	3,044
Change in taxes payable	(2,035)	(1,707)
Change in accrued expenses	(514)	846
Change in customer deposits	1,647	4,524
Net effect of non-cash adjustments	1,136	646

Net cash from operations	58,802	68,808

Purchases of marketable securities	(29,104)	(63,968)
Sales/maturities of marketable securities		38,244
Purchases of equipment, furniture & fixtures	(1,601)	(2,898)
Proceeds from mortgage note receivable	180	180

Net cash used in investing	(30,525)	(28,442)

Sales of common stock	5,544	6,841
Dividends paid	(46,391)	(52,008)

Net cash used in financing	(40,847)	(45,167)

Net change in cash and equivalents	(12,570)	(4,801)
Cash and equivalents at beginning	18,691	14,566

Cash and equivalents at end	$6,121	$9,765

Notes To Financial Statements (unaudited):

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 10-K filed January 31, 2005. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flow.

2. During 2005, the Company made certain reclassifications to amounts in its balance sheet. The September 30, 2005 deferred taxes and tax reserves of $13,447 thousand are now recorded as current and the corresponding amount of $13,992 thousand at December 31, 2004 has been reclassified for comparative purposes.

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

Earnings per Share Calculations for the Three and Nine Months Ended September 30, 2004 and 2005
(in thousands where applicable)

	3 months ended Sep 30		9 months ended Sep 30
	2004	2005	2004	2005

Net income	$17,600	$18,678	$52,809	$56,801
Average number of shares	34,387	34,724	34,387	34,724

Earnings per share	$0.51	$0.54	$1.54	$1.64

The average number of shares outstanding during the periods reflects the issuance of 213,221 shares in March 2004 and 235,893 shares in February 2005 pursuant to the 2004 Stock Purchase Plan.

4. The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains/losses/reclassifications on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.

Comprehensive Income for the Three and Nine Months Ended September 30, 2004 and 2005
(000 omitted)

	3 months ended Sep 30		9 months ended Sep 30
	2004	2005	2004	2005

Net income	$17,600	$18,678	$52,809	$56,801
Net unrealized gains/losses/reclassifications	5,221	(155)	(2,257)	(1,786)

Comprehensive income	$22,821	$18,523	$50,552	$55,015

5. At September 30, 2005 the Company's marketable securities had a fair market value of $261,436,843 which includes a gross unrealized gain of $21,373,908 and a gross unrealized loss of $2,458,455. The gross unrealized loss is composed of 6 equities with an original cost of $33,390,605 and a fair market value of $30,932,150. These 6 equities have been in an unrealized loss status for less than 9 months. The Company considered the effect of rising interest rates and the issuers' current financial position in order to reach its conclusion that these impairments are temporary at September 30, 2005. The details are as follows:

Description of Securities	Fair Market Value	Unrealized Loss

3 common equities	$9,288,900	$1,326,775
3 preferred equities	$21,643,250	$1,131,680

6. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first 9 months of 2005, 90% of our operating revenue was derived from the United States, 9% from Canada and 1% from other countries, all of which is similar to prior years.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for 3 Months Ended September 30, 2004 and 2005
(in thousands where applicable)

	3 months ended Sep 30
	2004	2005	Change

Total revenue	$70,337	$75,935	8.0%
Operating income	25,195	27,731	10.1%
Net income	17,600	18,678	6.1%
Average number of shares	34,387	34,724	1.0%
Earnings per share	$0.51	$0.54	5.1%
Cash dividends per share	$0.45	$0.50	11.1%

Total revenue from both existing and new customers increased by $5.6 million. It was composed of a $2.6 million increase in product revenue and a $3.0 million increase in service revenue.

Operating expense increased by $3.1 million or 6.8% due to an overall increase in staff and additional bonus expense accruals. The resultant operating income increased by $2.5 million.

Other income increased by $0.2 million or 4.3% due primarily to increased dividends and interest. Other expense increased by $1.1 million or 60.8% due primarily to higher charitable donations and increased lawsuit related legal expenses. The resultant pretax income increased by $1.6 million or 5.6%.

The Company's effective tax rate decreased from 38.8% to 38.6%. Net income increased by $1.1 million due primarily to the greater increase in revenue compared to expense.

Results of Operations for 9 Months Ended September 30, 2004 and 2005
(in thousands where applicable)

	9 months ended Sep 30
	2004	2005	Change

Total revenue	$208,466	$225,112	8.0%
Operating income	75,201	82,690	10.0%
Net income	52,809	56,801	7.6%
Average number of shares	34,387	34,724	1.0%
Earnings per share	$1.54	$1.64	6.5%
Cash dividends per share	$1.35	$1.50	11.1%

Total revenue from both existing and new customers increased by $16.6 million. It was composed of a $7.8 million increase in product revenue and a $8.8 million increase in service revenue.

Operating expense increased by $9.2 million or 6.9% due to an overall increase in staff and additional bonus expense accruals. The resultant operating income increased by $7.5 million.

Other income increased by $0.8 million or 4.8% due primarily to $1.0 million realized gains from the redemption and sale of marketable securities. Other expense increased by $1.8 million or 31.6% due primarily to higher charitable donations and increased lawsuit related legal expenses. The resultant pretax income increased by $6.5 million or 7.5%.

The Company's effective tax rate remained unchanged at 39.0%. Net income increased by $4.0 million due primarily to the greater increase in revenue compared to expense.

Financial Condition as of December 31, 2004 and September 30, 2005
(in thousands where applicable)

	Dec 31, 2004	Sep 30, 2005

Cash and equivalents	$14,566	$9,765
Total assets	427,315	443,325
Total liabilities	57,265	63,427
Shareholder equity	370,050	379,898
Outstanding number of shares	34,514	34,750
Shareholder equity per share	$10.72	$10.93

At September 30, 2005, one customer owed $4.2 million or 13% of the accounts receivable balance.

During the first 9 months accounts payable increased by $3.0 million primarily because no payroll tax withholding was outstanding at December 31, 2004 while $2.4 million was outstanding at September 30, 2005.

During the first 9 months taxes payable decreased by $1.7 million due primarily to additional state tax payments in 2005.

During the first 9 months accrued expenses increased by a nominal $0.8 million. The primary activity therein consisted of the payment of $21.3 million in bonuses applicable to 2004, offset by the accrual of $21.4 million in bonus expenses applicable to 2005.

During the first 9 months customer deposits increased by $4.5 million due to increase product bookings.

Liquidity and Capital Resources:

At September 30, 2005 the Company's cash, cash equivalents and marketable securities totaled $271.2 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. During the first 9 months of 2005 cash flow from operations was $68.8 million, cash flow used in investing was $28.4 million and cash flow used in financing was $45.2 million. During the first 9 months of 2005 the payment of $52.0 million in dividends to shareholders was the primary use of cash generated by operating activities.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2005 was $379.9 million. Management anticipates additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares of common stock during the third quarter of 2005. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 850 shares of the Company's common stock for a total of $26,350 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the third quarter of 2005.

3rd quarter of 2005	shares purchased	price per share

July	none	n/a
August	785	$31
September	65	$31

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

There were no reports filed on Form 8-K during the quarter ended September 30, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

October 31, 2005
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)