Form 10-K
period 2005-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2006-01-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

No public trading market exists for the registrant's common stock.

There were 34,830,437 shares of common stock, $1.00 par value, outstanding at December 31, 2005.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop and market information system software for the hospital industry. During 2005 combined product and service revenue was $304.6M, operating income was $111.4M and net income was $77.7M, up 8.5%, 9.1% and 8.7% compared to the prior year. Product bookings were $214.5M and the resultant year-end product backlog was $203.9M, up 17.2% and 36.4% compared to the prior year. By year-end MEDITECH had over 2,300 staff members, and almost 2,000 active hospital sites throughout the United States, Canada and the United Kingdom.

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

Hardware technology evolves rapidly, and the recent trend has been to replace the display terminals with desktop and handheld computers, thereby forming a client server network. In this mode of operation, the central computers become the file servers while software is executed locally on the client computer which makes file requests to the servers.

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

STAFF ORGANIZATION

MEDITECH is organized into functional units grouped around product development, sales, marketing, implementation, customer service, accounting and facility operations. All MEDITECH staff work in five company owned facilities in the greater Boston area.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 250 hospitals and has been MEDITECH's largest customer for many years. HCA represented 9% of MEDITECH revenues in 2003, 10% in 2004 and 10% in 2005.

COMPETITION

The market for health care information systems is subject to the technological imperative. Accordingly, MEDITECH has a completely integrated set of application products, implements them successfully, provides ongoing maintenance including updates and continues the developmental process. The Company's competitors who make similar claims include Siemens, McKesson, Cerner, IDX, Eclipsys, CPSI and Epic. MEDITECH does not offer the breadth of products and services which the competition offers to hospitals nor does MEDITECH offer the products and services which the competition offers to related medical enterprises. Instead MEDITECH focuses exclusively in the hospital information system software market and believes it competes favorably in this market.

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

Item 1A - Risk Factors

There are numerous risk factors which may affect future results of operations. The health care industry is highly regulated and is subject to changing economic and political influences. Federal and state legislatures could modify the health care system in respect to reimbursement and financing. Hospitals may respond to these pressures by delaying the purchase of new information systems. Previous volatility in the market place such as that due to Y2K concerns and September 11th could reappear and cause delays. The Health Insurance Portability and Accounting Act of 1996 directly impacts the industry by specifying standards to protect the security and confidentiality of patient information. It may be possible for patients to bring claims against software providers regarding injuries due to errors. Hospitals consolidating into an integrated health care delivery system may be able to negotiate price reductions. Finally, the Company is dependent on a cohesive group of long time senior managers and staff with vast experience in the hospital industry and software technology.

Item 2 - Properties

As of December 31, 2005 the Company owned five facilities containing about 1.1 million square feet of space, all being well maintained Class A properties in the greater Boston area. The Company occupies 60% of the space and the remaining 40% is leased to various tenants. The Company has adequate space for its reasonable needs over the near future.

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

On January 6, 2006, the Grossman complaint was resolved pursuant to a "Final Settlement Agreement and Mutual Release" which among other terms provides for dismissal of the case with prejudice and for no payment to be made by MEDITECH or any of the individual Defendants.

On February 10, 2005, Michael Hubert, a former Meditech employee, filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan, A. Neil Pappalardo, its Trustee and Company Director, and the other five Company Directors, Lawrence A. Polimeno, Roland L. Driscoll, Edward B. Roberts, Morton E. Ruderman and L.P. Dan Valente. The complaint is purportedly brought on Plaintiff's own behalf and on behalf of a purported class consisting of "all participants in the [Plan] who have received any distribution since January 1, 1998 and who did not receive the fair value of their benefits". The complaint alleges: (1) the Trustee and Directors are fiduciaries of the Plan in valuing Meditech's common stock for purposes of redemption and payment of a participant's benefits under the Plan; (2) the Directors, in connection with an annual contribution of the Company's common stock to the Plan, have undervalued the Company's common stock and have not paid retiring or terminating participants in the Plan the fair value of their interests in the Plan; (3) Meditech's founders and controlling shareholders, including some of the Directors, have been buyers of Meditech common stock and have benefited from the low price established by Pappalardo and approved without adequate care by the other Directors; (4) Pappalardo is not independent and that neither he nor the other Directors have relied upon an independent appraiser; (5) by failing to fairly value the benefits due each employee participating in the Plan upon his or her termination, that all of the defendants violated their fiduciary duties to the participants of the Plan and that as a result Plaintiff and members of the purported class are due benefits from the Plan; and (6) the Directors violated fiduciary duties to the participants of the Plan in violation of the Employee Retirement Income Security Act. The complaint seeks certification of the case as a class action, a judgment against the defendants, a permanent injunction ordering the Plan to consult an outside appraiser in valuing the Plan's assets, removal of Pappalardo as the Plan Trustee, and damages, interest, attorneys' fees and costs.

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

There are no shareholder agreements with the Company covering the voting or repurchase of MEDITECH stock.

During February 2005 pursuant to the 2004 Stock Purchase Plan, the Company sold 235,893 shares of its common stock at $29 per share to certain staff members for an aggregate consideration of $6,840,897.

During 2005 the Company did not repurchase any of its shares of common stock.

During the fourth quarter of 2005 the Medical Information Technology, Inc. Profit Sharing Trust purchased 700 shares of the Company's common stock for a total of $21,700 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the fourth quarter of 2005.

4th quarter of 2005	shares purchased	price per share

October	200	$31
November	500	$31
December	none	n/a

During all of 2005 the Medical Information Technology, Inc. Profit Sharing Trust purchased 6,020 shares of the Company's common stock for a total of $177,880 in individual private transactions.

At December 31, 2005, there were 1,388 shareholders of record of the Company's common stock and 34,830,437 shares outstanding.

The Company has paid quarterly cash dividends continuously since 1980. Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

For the Five Years Ended December 31, 2005 (in thousands where applicable)

	2001	2002	2003	2004	2005

Full Year Operations:
Total revenue	$223,831	$256,197	$270,781	$280,762	$304,568
Operating income	81,565	94,907	99,685	102,125	111,420
Net income	56,841	63,871	67,424	71,441	77,676
Average shares outstanding	33,460	33,760	34,097	34,381	34,737
Net income per share	$1.70	$1.89	$1.98	$2.08	$2.24
Year End Position:
Total assets	$331,284	$354,809	$402,407	$427,315	$449,571
Total liabilities	35,758	36,813	50,709	57,265	65,559
Total equity	295,526	317,996	351,698	370,050	384,012
Shares outstanding	33,576	33,877	34,221	34,514	34,830
Total equity per share	$8.80	$9.39	$10.28	$10.72	$11.03
Other Financial Data:
Working capital	$145,778	$165,613	$179,764	$196,076	$217,500
Cash flow from operations	66,253	81,967	83,228	85,922	93,283
Depreciation expense	8,257	8,634	8,422	7,707	7,654
Cash dividends per share	$1.24	$1.36	$1.56	$1.80	$2.00

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Fiscal Years ended December 31, 2004 and 2005:

Total revenue from both existing and new customers increased 8.5% from $280.8 million in 2004 to $304.6 million in 2005. It was composed of a $11.8 million increase in product revenue and a $12.0 million increase in service revenue.

Operating expenses increased 8.1% from $178.6 million in 2004 to $193.1 million in 2005 due to an overall increase in staff and additional bonus expense accruals. The resultant operating income increased 9.1% from $102.1 million in 2004 to $111.4 million in 2005.

Other income increased from $23.0 million in 2004 to $23.7 million in 2005 due primarily to $1.0 million realized gains from the redemption and sale of marketable securities. Other expense increased from $7.8 million in 2004 to $9.3 million in 2005 due primarily to increased lawsuit related legal expenses and higher charitable donations. The resultant pretax income increased 7.3% from $117.3 million in 2004 to $125.9 million in 2005.

The Company's effective tax rate decreased from 39.1% in 2004 to 38.3% in 2005 due primarily to legislated reductions in taxable income for domestic manufacturers. Net income increased 8.7% from $71.4 million in 2004 to $77.7 million in 2005 due primarily to the greater increase in revenue compared to expense.

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

Operating expenses increased 4.4% from $171.1 million in 2003 to $178.6 million in 2004 due primarily to an increase in sales and marketing efforts and to higher client service staff levels along with their associated costs. The resultant operating income increased 2.4% from $99.7 million in 2003 to $102.1 million in 2004.

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

Financial Condition:

Customer deposits increased 44.0% from $14.6 million on December 31, 2004, to $21.0 million on December 31, 2005, due to higher product bookings which resulted in a higher product backlog.

Liquidity and Capital Resources:

At December 31, 2005, the Company's cash, cash equivalents and marketable securities totaled $273.7 million. The marketable securities consisted of preferred or common equities and government notes which can easily be converted to cash. Cash flows from operations were $93.3 million in fiscal 2005, an increase of $7.4 million from the prior year. The increase was primarily attributable to the growth in revenue and other changes in working capital. The payment of $69.4 million in dividends to shareholders constituted the primary use of cash generated by operating activities during 2005.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2005 was $384 million. Additions to property, plant and equipment will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements.

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
As of December 31, 2003, 2004 and 2005
Together with Report of Independent Registered Public Accounting Firm

MEDICAL INFORMATION TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medical Information Technology, Inc.:

We have audited the accompanying balance sheets of Medical Information Technology, Inc. (a Massachusetts corporation) as of December 31, 2003, 2004 and 2005, and the related statements of income, shareholder equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Information Technology, Inc. as of December 31, 2003, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December, 31, 2005, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Boston, Massachusetts
January 27, 2006

MEDICAL INFORMATION TECHNOLOGY, INC.

Balance Sheets	As of December 31,
	2003	2004	2005

Cash and equivalents (Note 1)	$18,690,986	$14,565,840	$16,749,452
Marketable securities (Note 2)	169,192,366	192,701,308	216,955,323
Accounts receivable, less reserve of $800,000
in 2003, 2004 and 2005	30,720,136	32,082,094	36,480,661

Current assets	218,603,488	239,349,242	270,185,436

Property, plant and equipment, at cost (Note 1):
Computer equipment	8,709,930	7,797,295	8,163,198
Furniture and fixtures	29,948,576	28,960,825	30,855,824
Buildings	139,669,962	139,669,962	140,326,869
Land	26,603,703	26,603,703	26,603,703
Accumulated depreciation	(64,861,487)	(68,558,226)	(74,806,735)

Fixed assets	140,070,684	134,473,559	131,142,859

Marketable securities (Note 2)	35,000,000	45,000,000	39,990,000
Investments (Note 1)	8,732,604	8,492,604	8,252,604

Total assets	$402,406,776	$427,315,405	$449,570,899

Accounts payable	$158,214	$281,515	$468,727
Taxes payable	2,599,821	3,134,810	3,422,826
Accrued expenses (Note 4)	24,065,768	25,272,308	27,789,307
Customer deposits	12,015,644	14,584,998	21,004,270
Deferred taxes & tax reserves (Note 9)	11,869,316	13,991,652	12,873,497

Total liabilities	50,708,763	57,265,283	65,558,627

Temporary equity: redeemable common stock,
$1.00 par value, issued and outstanding
1,789,593 shares in 2003 (Note 6)	26,079,769	-	-

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
32,431,730 shares in 2003, 34,514,544 shares
in 2004 and 34,830,437 shares in 2005	24,839,834	34,514,544	34,830,437
Additional paid-in capital	-	24,268,805	33,353,809
Retained earnings	288,575,951	298,130,812	306,423,742
Unrealized security gains, net of tax	12,202,459	13,135,961	9,404,284

Shareholder equity	325,618,244	370,050,122	384,012,272

Total liabilities and equity	$402,406,776	$427,315,405	$449,570,899

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Income	For the Years Ended December 31,
	2003	2004	2005

Product revenue	$151,001,866	$148,289,513	$160,093,828
Service revenue	119,778,837	132,472,056	144,474,338

Total revenue	270,780,703	280,761,569	304,568,166

Operating, development	114,933,942	117,559,556	124,736,719
Selling, G & A	56,162,058	61,077,285	68,411,430

Operating expenses	171,096,000	178,636,841	193,148,149

Operating income	99,684,703	102,124,728	111,420,017

Other income (Note 8)	18,753,624	23,029,572	23,747,156
Other expense (Note 8)	7,410,608	7,819,282	9,299,827

Pretax income	111,027,719	117,335,018	125,867,346

State income tax	9,901,578	10,364,982	11,151,377
Federal income tax	33,702,545	35,528,946	37,040,111

Income tax (Note 9)	43,604,123	45,893,928	48,191,488

Net income	$67,423,596	$71,441,090	$77,675,858

Shares used in computing basic and
diluted net income per share	34,097,342	34,381,239	34,737,446
Basic and diluted net income per share	$1.98	$2.08	$2.24

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Shareholder Equity	Common Stock		Retained	Shareholder
	# of Shares	Paid-in Capital	Earnings	Equity

Balance, December 31, 2002	32,351,730	$21,599,615	$274,309,904	$296,561,347
Decrease in recision amount
related to redeemable
common stock	-	1,160,219	-	1,160,219
Issuance of 80,000 shares of
common stock to qualified
profit sharing plan	80,000	2,080,000	-	2,080,000
Net income	-	-	67,423,596	67,423,596
Unrealized security gains, net of tax	-	-	-	11,550,631
Dividends paid	-	-	(53,157,549)	(53,157,549)

Balance, December 31, 2003	32,431,730	$24,839,834	$288,575,951	$325,618,244
Issuance of 213,221 shares of
common stock pursuant to
the 2004 Stock Purchase Plan	213,221	5,543,746	-	5,543,746
Transfer of recision amount and
related shares as a result of
expiration of recision offer	1,789,593	26,079,769	-	26,079,769
Issuance of 80,000 shares of
common stock to qualified
profit sharing plan	80,000	2,320,000	-	2,320,000
Net income	-	-	71,441,090	71,441,090
Unrealized security gains, net of tax	-	-	-	933,502
Dividends paid	-	-	(61,886,229)	(61,886,229)

Balance, December 31, 2004	34,514,544	$58,783,349	$298,130,812	$370,050,122
Issuance of 235,893 shares of
common stock pursuant to
the 2004 Stock Purchase Plan	235,893	6,840,897	-	6,840,897
Issuance of 80,000 shares of
common stock to qualified
profit sharing plan	80,000	2,560,000	-	2,560,000
Net income	-	-	77,675,858	77,675,858
Unrealized security losses, net of tax	-	-	-	(3,731,677)
Dividends paid	-	-	(69,382,928)	(69,382,928)

Balance, December 31, 2005	34,830,437	$68,184,246	$306,423,742	$384,012,272

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Cash Flows	For the Years Ended December 31,
	2003	2004	2005

Cash Flows from Operating Activities:
Net income	$67,423,596	$71,441,090	$77,675,858
Depreciation expense	8,421,929	7,706,814	7,654,226
Write-down of marketable security costs	1,462,074	-	-
Net gains on sale of securities	(233,088)	(117,500)	(989,543)
Stock contributions to qualified profit sharing plan	2,080,000	2,320,000	2,560,000
Allowance for doubtful accounts	100,000	17,279	19,421
Allowance for investment valuations	217,784	-	-
Deferred taxes on unrealized securities (gains) losses	(7,700,421)	(622,336)	2,487,784
Change in accounts receivable	(2,439,613)	(1,379,237)	(4,417,988)
Change in accounts payable	68,431	123,301	187,212
Change in accrued expenses	2,239,166	1,206,540	2,516,999
Change in taxes payable	452,012	534,989	288,016
Change in customer deposits	2,066,427	2,569,354	6,419,272
Change in deferred taxes and tax reserves	9,069,316	2,122,336	(1,118,155)

Net cash provided by operating activities	83,227,613	85,922,630	93,283,102

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(2,499,881)	(2,109,689)	(4,323,526)
Purchases of marketable securities	(49,082,494)	(31,953,104)	(65,217,633)
Sales of marketable securities	17,251,000	117,500	40,743,700
Mortgage payment received from related party	240,000	240,000	240,000

Net cash used in investing activities	(34,091,375)	(33,705,293)	(28,557,459)

Cash Flows from Financing Activities:
Sales of common stock	5,805,448	5,543,746	6,840,897
Dividends paid	(53,157,549)	(61,886,229)	(69,382,928)

Net cash used in financing activities	(47,352,101)	(56,342,483)	(62,542,031)

Net Change in Cash and Cash Equivalents	1,784,137	(4,125,146)	2,183,612
Cash and Cash Equivalents, beginning of year	16,906,849	18,690,986	14,565,840

Cash and Cash Equivalents, end of year	$18,690,986	$14,565,840	$16,749,452

Supplemental Disclosure:
Cash paid for Income taxes	$42,161,306	$43,935,228	$46,793,927
Cash paid for Interest	$0	$0	$15,589

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2005

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

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2005

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

(e) Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these financial instruments. The Company's marketable securities are carried at fair value and its US government debt securities are carried at cost (see Note 2). The Company's long-term investments are carried at cost, less a valuation reserve, which approximates fair value based on management's assessment.

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As of December 31, 2003 and 2004 no individual customers accounted for greater than 10% of the outstanding accounts receivable. At December 31, 2005 one customer accounted for 10.8% of the outstanding accounts receivable.

(f) Investments

The Company accounts for its equity investments in Patient Care Technologies Inc., LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. All three companies license the Company's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which the Company serves. Included in these investments is a collaterized mortgage with LSS Data Systems Inc. The Company believes the fair value of these investments approximates its carrying value of $8,252,604 at December 31, 2005.

(g) Net Income per Common Share

In accordance with SFAS No. 128, Earnings per Share, the Company reports both basic and diluted earnings per share (EPS). The Company has no common stock equivalents, thus both basic EPS and diluted EPS are computed by dividing net income by the weighted-average number of common shares outstanding during the year.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2005

(h) Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as unrealized gains (losses), net of tax, on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive income for the years ended December 31, 2003, 2004 and 2005 includes net unrealized gains (losses) on marketable securities and is as follows:

	2003	2004	2005

Net income	$67,423,596	$71,441,090	$77,675,858
Net unrealized gains (losses)	11,550,631	933,502	(3,731,677)

Comprehensive income	$78,974,227	$72,374,592	$73,944,181

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

SFAS No. 131 also requires that certain enterprise-wide disclosures be made related to products and services, geographic areas and major customers. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During 2003, 2004 and 2005, the Company derived its operating revenue from the following countries, based on location of customer (as a percentage of total operating revenue):

	2003	2004	2005

United States	88%	86%	87%
Canada	10%	12%	11%
Other	2%	2%	2%

	100%	100%	100%

During the years ended December 31, 2003, 2004 and 2005, one customer accounted for approximately 9%, 10% and 10% of total revenue, respectively.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2005

(2) MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) are reported as a component of shareholder equity. In addition the Company holds short and long term U.S. government agency issues which have been classified as held-to-maturity. These are recorded in the financial statements at their cost which approximates their fair value. The fair market value of marketable securities was determined based on quoted market prices. At December 31, 2003, 2004 and 2005, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

	2003	2004	2005

Net cost of equities	$148,854,935	$160,808,264	$171,281,515
Unrealized Gains	20,762,666	22,915,338	17,700,139
Unrealized Losses	(425,235)	(1,022,069)	(2,026,331)
Cost of agency issues	35,000,000	54,999,775	69,990,000

Fair Market Value	$204,192,366	$237,701,308	$256,945,323

SFAS No. 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in earnings. During the year ended December 31, 2003, the Company determined that the decline in value for certain securities was other than temporary. Accordingly, the Company recorded a write-down related to these securities in the accompanying statements of income of $1,462,074.

The unrealized loss at December 31, 2005, is attributable to 9 equities, none of which has been in loss status for more than 10% of cost for longer than 1 month. The Company considered the effect of rising interest rates during 2005 and the issuer's current financial position in order to reach its conclusion that these impairments are temporary in nature at December 31, 2005. The details are as follows:

9 Equities

Original Cost	$53,310,566
Fair Market Value	$51,284,235

Unrealized Loss	($2,026,331)

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2005

(3) ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the allowance for doubtful accounts activity for the years ended December 31, 2003, 2004 and 2005 is as follows:

	2003	2004	2005

Balance, beginning of year	$700,000	$800,000	$800,000
Amounts charged to expense	100,000	17,279	19,421
Amounts written off	-	(17,279)	(19,421)

Balance, end of year	$800,000	$800,000	$800,000

(4) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2003, 2004 and 2005:

	2003	2004	2005

Accrued bonuses	$20,000,000	$21,300,000	$23,600,000
Accrued vacation	2,175,000	2,275,000	2,400,000
Other accrued	1,890,768	1,697,308	1,789,307

	$24,065,768	$25,272,308	$27,789,307

(5) COMMON STOCK DIVIDEND POLICY

The Company's Board of Directors has full discretion regarding the timing and amounts of dividends paid on common stock. During the years ended December 31, 2003, 2004, and 2005, the annual dividend rate per share was $1.56, $1.80 and $2.00, respectively, paid quarterly on shares then outstanding.

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

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2005

(7) QUALIFIED PROFIT SHARING PLAN

The Company has no obligation for post-employment or post-retirement benefits. The Company maintains a qualified profit sharing plan that provides deferred compensation to substantially all of its employees. Contributions to the plan are at the discretion of the Board of Directors and may be in the form of cash or Company stock. A summary of year-end contributions made during the years ended December 31, 2003, 2004 and 2005 is as follows:

	2003	2004	2005

Cash	$2,020,000	$1,980,000	$2,940,000
Company common stock:
80,000 shares at $26/share	2,080,000	-	-
80,000 shares at $29/share	-	2,320,000	-
80,000 shares at $32/share	-	-	2,560,000

	$4,100,000	$4,300,000	$5,500,000

(8) OTHER INCOME AND EXPENSE

The Company sold certain available-for-sale securities resulting in realized gains of $233,088 during 2003, $117,500 during 2004 and $989,543 during 2005.

Other Income consists of rents, dividends, interest income and realized/unrealized marketable security gains (losses):

	2003	2004	2005

Rents	$10,029,758	$10,728,321	$9,735,148
Dividends	8,792,134	10,053,939	9,882,855
Interest	1,378,502	2,129,812	3,139,610
Gains (losses)	(1,446,770)	117,500	989,543

Other Income	$18,753,624	$23,029,572	$23,747,156

Other Expense consists of rental costs, charitable contributions, certain professional fees and interest expense:

	2003	2004	2005

Rental costs	$6,390,608	$6,469,282	$6,789,238
Charitable contributions	520,000	600,000	835,000
Professional fees	500,000	750,000	1,660,000
Interest	-	-	15,589

Other Expense	$7,410,608	$7,819,282	$9,299,827

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2005

(9) TAXES

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. The components of deferred taxes, including reserves which provide for Federal and State income and sales taxes, are as follows:

	2003	2004	2005

Tax reserves	$8,521,028	$10,663,662	$12,136,288
Unrealized tax on marketable securities	5,225,201	5,847,537	3,359,752
Customer deposits over 1 year	(686,913)	(1,289,547)	(1,342,543)
Non-deductible expenses	(1,190,000)	(1,230,000)	(1,280,000)

Deferred taxes and tax reserves	$11,869,316	$13,991,652	$12,873,497

The components of the provision for income taxes shown in the accompanying statements of income consist of the following:

	2003	2004	2005

State Current	$7,634,249	$9,834,398	$11,430,916
State Deferred	2,267,329	530,584	(279,539)

	$9,901,578	$10,364,982	$11,151,377

Federal Current	$26,900,558	$33,937,194	$37,878,727
Federal Deferred	6,801,987	1,591,752	(838,616)

	$33,702,545	$35,528,946	$37,040,111

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	2003	2004	2005

Statutory tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	5.8	5.7	5.8
Dividend income exclusion	(1.9)	(2.1)	(1.9)
Other	0.4	0.5	(0.6)

	39.3%	39.1%	38.3%

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2005

(10) SUPPLEMENTARY DATA

Unaudited operating results by quarter for the two years ended December 31, 2005 (in thousands where applicable)

	1st Q	2nd Q	3rd Q	4th Q	Year

2004:
Total revenue	$68,800	$69,329	$70,337	$72,296	$280,762
Operating income	24,906	25,100	25,195	26,924	102,125
Net income	17,048	18,161	17,600	18,632	71,441
Net income per share	$0.50	$0.53	$0.51	$0.54	$2.08
2005:
Total revenue	$73,522	$75,654	$75,935	$79,456	$304,568
Operating income	27,144	27,815	27,731	28,730	111,420
Net income	18,956	19,167	18,678	20,875	77,676
Net income per share	$0.55	$0.55	$0.54	$0.60	$2.24

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

Item 9B - Other Information

During its regular January 2006 meeting the Board of Directors approved the issuance of up to 260,000 shares of common stock to be sold to staff members at $32.00 per share pursuant to the MEDITECH 2004 Stock Purchase Plan.

PART III

Item 10 - Directors and Executive Officers of the Registrant

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of the Company on December 31, 2005, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with the Company

A. Neil Pappalardo	63	Chairman, Chief Executive Officer and Director
Lawrence A. Polimeno	64	Vice Chairman and Director
Roland L. Driscoll	76	Director
Edward B. Roberts	70	Director
Morton E. Ruderman	69	Director
L. P. Dan Valente	75	Director
Howard Messing	53	President and Chief Operating Officer
Barbara A. Manzolillo	53	Treasurer, Chief Financial Officer and Clerk
Edward G. Pisinski	62	Senior Vice President, Sales and Marketing
Christopher Anschuetz	52	Vice President, Technology
Robert G. Gale	58	Vice President, Product Development
Joanne Wood	51	Vice President, Client Service
Steven B. Koretz	53	Vice President, Implementation
Stuart N. Lefthes	52	Vice President, Sales
Hoda Sayed-Friel	47	Vice President, Marketing

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

Roland L. Driscoll, retired Chief Financial Officer of the Company, has been a Director since 1985.

Edward B. Roberts, co-founder of the Company, is a Sloan School Professor at the Massachusetts Institute of Technology, and has been a Director since 1969. He is also a Director of Advanced Magnetics Inc. and Sohu.com Inc.

Morton E. Ruderman, co-founder of the Company, is Chief Executive Officer of CRES Development, a real estate developer, and has been a Director since 1969.

L. P. Dan Valente is Chairman of Palomar Medical Technologies, Inc., and has been a Director since 1972. He is also a Director of MKS Instruments and SurgiLight Inc.

Howard Messing has been the President and Chief Operating Officer since 2002, was the Executive Vice President prior to that, and has been with the Company since 1974.

Barbara A. Manzolillo has been the Treasurer, Chief Financial Officer and Clerk since 1996, was the Treasurer prior to that, and has been with the Company since 1975.

Edward G. Pisinski has been the Senior Vice President of Sales and Marketing since 1997, was a Vice President prior to that, and has been with the Company since 1973.

Christopher Anschuetz has been the Vice President of Technology since 1995, was a Senior Manager prior to that, and has been with the Company since 1975.

Robert G. Gale has been the Vice President of Product Development since 1995, was a Senior Manager prior to that, and has been with the Company since 1976.

Joanne Wood has been the Vice President of Client Service since 1995, was a Senior Manager prior to that, and has been with the Company since 1983.

Steven B. Koretz has been the Vice President of Implementation since 1997, was a Senior Manager prior to that, and has been with the company since 1982.

Stuart N. Lefthes has been the Vice President of Sales since 1997, was a Senior Manager prior to that, and has been with the company since 1983.

Hoda Sayed-Friel has been the Vice President of Marketing since 2003, was a Senior Manager prior to that, and has been with the Company since 1986.

The address of all Officers and Directors is in care of the Company, MEDITECH Circle, Westwood, MA 02090.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees the Company's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the COO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. During 2005 the Board held 4 regularly scheduled quarterly meetings and each of the Directors attended all meetings. Messrs. Driscoll, Roberts, Ruderman and Valente are "independent" as defined by the rules of the NYSE and NASDAQ.

The Board of Directors has an Audit Committee, an Executive Compensation Committee and a Charitable Contribution Committee. During 2005 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPAs and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The committee met 6 times in 2005 to review accounting practices and advise the Company's CFO. In addition, the committee met with the Company's Independent Registered Public Accounting firm and reviewed the Company's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Executive Compensation Committee consists of Messrs. Ruderman and Roberts. This committee met once in 2005 to recommend the Chairman and Chief Executive Officer's annual salary, the criteria and amount for his bonus. The full Board of Directors annually approves the salary and bonus amount for each of the officers.

The Charitable Contribution Committee consists of Messrs. Ruderman, Polimeno, Pappalardo and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year.

The Board of Directors does not have a nominating committee. Instead, the full Board, because of its small size, carries out the duties of a nominating committee. The Board has not adopted written guidelines regarding nominees for Director.

Item 11 - Executive Compensation

There are no employment contracts providing for continued compensation in effect for any Officer of the Company. The following table sets forth the compensation received by the Company's Chief Executive Officer and the four most highly compensated other Officers for the 3 fiscal years ended December 31, 2003, 2004 and 2005.

Name and Position	Year	Salary	Bonus	Deferred*

A. Neil Pappalardo	2005	$360,000	$675,139	0
Chairman and Chief	2004	360,000	673,811	0
Executive Officer	2003	360,000	723,965	0

Lawrence A. Polimeno	2005	$180,000	$475,139	$5,378
Vice Chairman	2004	180,000	473,811	4,271
	2003	180,000	473,965	4,255

Howard Messing	2005	$240,000	$525,139	$5,378
President and Chief	2004	240,000	473,811	4,271
Operating Officer	2003	240,000	473,965	4,255

Barbara A. Manzolillo	2005	$204,000	$325,139	$5,378
Treasurer and Chief	2004	204,000	298,811	4,271
Financial Officer	2003	204,000	273,965	4,255

Edward G. Pisinski	2005	$204,000	$225,139	$5,378
Senior Vice President	2004	204,000	298,811	4,271
Sales and Marketing	2003	204,000	273,965	4,255

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

Compensation of Directors: The members of the Board of Directors who are not Officers of the Company currently receive a fee of $8,000 for each quarterly meeting fully attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of the Company during the year.

CODE OF ETHICAL CONDUCT

During 2005 a Code of Ethical Conduct was created by management and adopted by the Board of Directors in an effort to outline the principles established at MEDITECH which help guide the actions of its staff, Officers and Directors. This Code sets forth ethical standards of conduct for all to follow and provides a framework for decision-making. This Code is intended to promote proper conduct at all levels of business in compliance with all applicable laws and regulations as well as to deter wrongdoing. These guiding principles propel MEDITECH forward towards future success in a continued tradition of "ingenuity delivered with integrity" in all of our business relationships. The Code of Ethical Conduct is available on MEDITECH's web site and any waiver for senior management will be disclosed there as well.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of December 31, 2005 with respect to the shares of common stock beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding common stock, each Director of the Company, each Executive Officer named in the Compensation Table and by all Directors and Officers of the Company as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	13,022,382	37.39%
Morton E. Ruderman	5,494,469	14.33%
MEDITECH Profit Sharing Trust*	4,077,382	11.71%
Curtis W. Marble	3,500,000	10.05%
Grossman Group	2,061,144	5.92%
Lawrence A. Polimeno	1,056,116	3.03%
Edward B. Roberts	965,230	2.77%
Roland L. Driscoll	528,000	1.52%
Howard Messing	315,000	0.90%
Edward G. Pisinski	300,000	0.86%
Barbara A. Manzolillo	210,000	0.60%
L. P. Dan Valente	85,000	0.24%
15 Directors and Officers as a Group*	21,845,932	62.72%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore is entitled to vote its shares in addition to his own 8,945,000 shares. Likewise the number of shares indicated for the 15 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

On January 27, 2006, the Medical Information Technology, Inc. Profit Sharing Trust, which owns more than 10% of the Company's common stock, filed a late Form 3 initial report of beneficial ownership with the Securities and Exchange Commission. Beginning in 2001, the Trust failed to file any Forms 4 for its transactions in Company stock, all of which were acquisitions. To the Company's knowledge, based solely on a review of the reports given to the Company, all other Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2005.

Item 13 - Certain Relationships and Related Transactions

A. Neil Pappalardo, Chairman, Chief Executive Officer and Director of the Company, purchased for cash from the Company 25,000 shares of common stock at $29 per share in February 2005.

Howard Messing, President and Chief Operating Officer of the Company, purchased for cash from the Company 15,000 shares of common stock at $29 per share in February 2005.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk of the Company, purchased for cash from the Company 5,000 shares of common stock at $29 per share in February 2005.

Edward G. Pisinski, Senior Vice President of the Company, purchased for cash from the Company 1,000 shares of common stock at $29 per share in February 2005.

On December 31, 2005, the Company contributed 80,000 shares of common stock at $32 per share to the MEDITECH Profit Sharing Trust.

Philip Polimeno, a son of a Director, is employed as a senior manager of the Company and received W-2 compensation of $102,665 in 2005. Tony Polimeno, a son of a Director, is employed as a manager of the Company and received W-2 compensation of $77,464 in 2005.

Item 14 - Principal Accounting Fees and Services

During 2005, Ernst & Young LLP's services included auditing the Company's financial statements, reviewing unaudited quarterly financial information and discussing various accounting, tax, and regulatory matters. Fees paid for audit services rendered by Ernst & Young LLP are as follows:

	2003	2004	2005

Annual audit and quarterly reviews	$142,500	$204,000	$127,000
Audit related to Profit Sharing Trust	10,000	11,000	11,000
Tax or all other matters	-	-	-

	$152,500	$215,000	$138,000

It is the policy of the Audit Committee to pre-approve all audit and non-audit services to be provided to the Company by the Company's Independent Registered Public Accounting Firm.

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

Exhibit 10: MEDITECH 2004 Stock Purchase Plan is incorporated by reference to the annual report on Form 10-K for the year ended December 31, 2003.

Exhibit 23: Consent of Independent Registered Public Accounting Firm, Exhibit 31: Rule 13a-14(a) Certifications and Exhibit 32: Section 1350 Certifications are appended to this report. There were no reports filed on Form 8-K during the quarter ended December 31, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 31, 2006
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2006.

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

Morton E. Ruderman, Director
(Signature)

L. P. Dan Valente, Director
(Signature)