Form 10-Q
period 2006-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2006-04-28
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2006

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

There were 35,088,133 shares of Common Stock, $1.00 par value, outstanding at March 31, 2006.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet as of December 31, 2005 and March 31, 2006

	Dec 31, 2005	Mar 31, 2006

Cash and equivalents	$16,749,452	$30,949,687
Marketable securities	216,955,323	207,969,043
Accounts receivable, less reserve	36,480,661	34,173,847

Current assets	270,185,436	273,092,577

Computer equipment	8,163,198	8,753,563
Furniture and fixtures	30,855,824	31,183,757
Buildings	140,326,869	141,030,297
Land	26,603,703	29,148,703
Accumulated depreciation	(74,806,735)	(76,828,897)

Fixed assets	131,142,859	133,287,423

Marketable securities	39,990,000	39,990,000
Investments	8,252,604	9,192,604

Total assets	$449,570,899	$455,562,604

Accounts payable	$468,727	$3,161,560
Taxes payable	3,422,826	10,481,181
Accrued expenses	27,789,307	12,623,997
Customer deposits	21,004,270	22,056,867
Deferred taxes and tax reserves	12,873,497	13,189,489

Total liabilities	65,558,627	61,513,094

Common stock $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 34,830,437
in 2005 and 35,088,133 in 2006	34,830,437	35,088,133
Additional paid-in capital	33,353,809	41,342,385
Retained income	306,423,742	307,815,719
Unrealized security gains, net of tax	9,404,284	9,803,273

Shareholder equity	384,012,272	394,049,510

Total liabilities and shareholder equity	$449,570,899	$455,562,604

Statement of Income for the Three Months Ended March 31, 2005 and 2006

	3 months ended Mar 31
	2005	2006

Product revenue	$38,650,359	$43,746,790
Service revenue	34,871,883	38,442,868

Total revenue	73,522,242	82,189,658

Operations, development	30,216,164	34,749,443
Selling, G & A	16,161,709	18,267,154

Operating expense	46,377,873	53,016,597

Operating income	27,144,369	29,173,061

Other income	6,481,325	5,725,256
Other expense	2,281,616	2,163,903

Pretax income	31,344,078	32,734,414

State income tax	2,883,000	2,824,000
Federal income tax	9,505,000	9,710,000

Income tax	12,388,000	12,534,000

Net income	$18,956,078	$20,200,414

Statement of Cash Flow for the Three Months Ended March 31, 2005 and 2006

	3 months ended Mar 31
	2005	2006

Net income	$18,956,078	$20,200,414
Depreciation expense	1,890,200	2,022,162
Gain on sales of marketable securities	(928,231)	(8,230)
Deferred taxes on unrealized securities (gains) losses	1,604,562	(265,992)
Change in accounts receivable	1,284,080	2,306,814
Change in accounts payable	2,429,549	2,692,833
Change in taxes payable	7,355,630	7,058,355
Change in accrued expenses	(14,237,516)	(15,165,310)
Change in customer deposits	(1,659,817)	1,052,597
Change in deferred taxes and tax reserves	(1,604,562)	315,992

Net cash from operations	15,089,973	20,209,635

Purchases of marketable securities	(11,240,500)	(13,340,510)
Sales of marketable securities	13,746,318	23,000,000
Purchases of fixed assets	(293,663)	(4,166,726)
Increase in investments	--	(1,000,000)
Proceeds from mortgage note receivable	60,000	60,000

Net cash from investing	2,272,155	4,552,764

Sales of common stock	6,840,897	8,246,272
Dividends paid	(17,257,272)	(18,808,436)

Net cash used in financing	(10,416,375)	(10,562,164)

Net change in cash and equivalents	6,945,753	14,200,235
Cash and equivalents at beginning	14,565,840	16,749,452

Cash and equivalents at end	$21,511,593	$30,949,687

Notes To Financial Statements:

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Form 10-K filed January 31, 2006. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flow.

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

	3 months ended Mar 31
	2005	2006

Net income	$18,956,078	$20,200,414
Average number of shares	34,671,806	34,988,901
Earnings per share	$0.55	$0.58

The average number of shares outstanding during the periods reflects the issuance of 235,893 shares in February 2005 and 257,696 shares in February and March 2006 pursuant to the 2004 Stock Purchase Plan.

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

	3 months ended Mar 31
	2005	2006

Net income	$18,956,078	$20,200,414
Net unrealized security gains (losses)	(2,406,844)	398,989

Comprehensive income	$16,549,234	$20,599,403

4. At March 31, 2006 the Company's marketable securities had a fair market value of $247,959,043 which includes a gross unrealized gain of $18,340,581 and a gross unrealized loss of $2,001,793. The gross unrealized loss is composed of 6 equities with an original cost of $40,351,900 and a fair market value of $38,350,107. None of these 6 equities have been in loss status for more than 10% of cost for longer than 30 consecutive days. The Company considered the effect of rising interest rates and the issuers' current financial position in order to reach its conclusion that these impairments are temporary at March 31, 2006. The details are as follows:

Description of Securities	Fair Market Value	Unrealized Loss

2 common equities	$8,784,700	$886,175
4 preferred equities	$29,565,407	$1,115,618

5. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first 3 months of 2006, 83% of our operating revenue was derived from the United States, 16% from Canada and 1% from other countries, all of which is similar to prior years.

6. During March of 2006, the Company issued a note receivable to a company which the Company holds an equity investment in for up to $3,000,000. As of March 31, 2006, $1,000,000 had been borrowed against the $3,000,000 commitment. The note bears interest at a rate of 8.0% per annum and is repayable in equal monthly installments over a ten year period commencing on January 31, 2007. The note is fully collateralized by a building, which is owned by the company and used as its corporate headquarters.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations	3 months ended Mar 31
	2005	2006	Change

Total revenue	$73,522,242	$82,189,658	11.8%
Operating income	27,144,369	29,173,061	7.5%
Net income	18,956,078	20,200,414	6.6%
Average number of shares	34,671,806	34,988,901	0.9%
Earnings per share	$0.55	$0.58	5.6%
Cash dividends per share	$0.50	$0.54	8.0%

Total revenue from both existing and new customers increased by $8.7 million. It was composed of a $5.1 million increase in product revenue and a $3.6 million increase in service revenue.

Operating expense increased by $6.6 million or 14.3% due to an overall increase in staff and additional bonus expense accruals. The resultant operating income increased by $2.0 million.

Other income decreased by $0.8 million or 11.7% due primarily to decreased realized gains in marketable securities. Other expense decreased by $0.1 million or 5.2% due primarily to decreased legal expenses. The resultant pretax income increased by $1.4 million or 4.4%.

The Company's effective tax rate decreased from 39.5% to 38.3% due primarily to decreased taxes on customer deposits. Net income increased by $1.2 million due primarily to the greater increase in revenue compared to expense.

Financial Condition	Dec 31, 2005	Mar 31, 2006

Cash and equivalents	$16,749,452	$30,949,687
Total assets	449,570,899	455,562,604
Total liabilities	65,558,627	61,513,094
Shareholder equity	384,012,272	394,049,510
Outstanding number of shares	34,830,437	35,088,133
Shareholder equity per share	$11.03	$11.23

At December 31, 2005 the Company had no payroll tax withholding outstanding while $2.5 million was outstanding at March 31, 2006. This is the primary reason accounts payable increased by $2.7 million during the quarter.

Taxes payable increased by $7.1 million during the quarter primarily as a result of the federal tax payment schedule which calls for payment of both the first and second quarter's tax expense during the second quarter.

Accrued expenses decreased by $15.2 million during the quarter primarily as a result of the payment of $23.6 million in bonuses applicable to 2005, offset by the accrual of $7.6 million in bonus expenses applicable to 2006.

Liquidity and Capital Resources:

At March 31, 2006 the Company's cash, cash equivalents and marketable securities totaled $278.9 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. For the first three months of 2006 cash flow from operations was $20.2 million, cash flow from investing was $4.6 million and cash flow used in financing was $10.6 million. The payment of $18.8 million in dividends to shareholders was the primary use of cash generated by operating activities during the quarter.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2006 was $394.0 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Part II - Other Information

Item 1 - Legal Proceedings

On February 10, 2005, a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all six of the Company's Directors. The substance of the complaint is summarized in the 2005 Annual Report on Form 10-K. The complaint was subsequently amended to add the Company as a defendant. On March 20, the judge dismissed the breach of fiduciary duty claims brought against the individual defendants. The remaining claim is an ERISA benefits claim against the Plan, the Plan's trustee, and the Company. The judge did not rule on the plaintiff's request for the complaint to be a class action.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares of common stock during the first quarter of 2006. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 2,400 shares of the Company's common stock for a total of $76,800 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the first quarter of 2006.

1st quarter of 2006	shares purchased	price per share

January	none	--
February	2,400	$32.00
March	none	--

Item 4 - Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held on Monday, April 24, 2006. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Barbara A. Manzolillo, keeping the minutes.

On the March 24, 2006 record date there were outstanding a total of 35,088,133 shares of Common Stock, par value $1.00 per share. A total of 33,187,584 shares or 94.6% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or by ballot.

The following six directors of the Company were elected to serve until the 2007 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified, with votes cast as follows:

	shares in favor	shares withheld

A. Neil Pappalardo	31,682,525	1,505,059
Lawrence A. Polimeno	31,682,525	1,505,059
Roland L. Driscoll	31,682,565	1,505,019
Edward B. Roberts	31,682,565	1,505,019
Morton E. Ruderman	31,682,565	1,505,019
L. P. Dan Valente	31,682,565	1,505,019

A proposal to ratify the selection of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2006 was approved, with 33,120,633 shares in favor, 23,500 shares against and 43,451 shares abstaining.

A shareholder proposal relating to the valuation of the Company's common stock was defeated, with 1,846,374 shares in favor, 31,240,046 shares against and 101,164 shares abstaining.

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

There were no reports filed on Form 8-K during the quarter ended March 31, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

April 28, 2006
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)