Form 10-Q
period 2006-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2006-07-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2006

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

There were 35,088,133 shares of Common Stock, $1.00 par value, outstanding at June 30, 2006.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet as of December 31, 2005 and June 30, 2006

	Dec 31, 2005	Jun 30, 2006

Cash and equivalents	$16,749,452	$9,292,916
Marketable securities	216,955,323	222,218,353
Accounts receivable, less reserve	36,480,661	34,562,653

Current assets	270,185,436	266,073,922

Computer equipment	8,163,198	6,729,852
Furniture and fixtures	30,855,824	31,784,608
Buildings	140,326,869	141,657,616
Land	26,603,703	30,103,703
Accumulated depreciation	(74,806,735)	(76,372,729)

Fixed assets	131,142,859	133,903,050

Marketable securities	39,990,000	39,990,000
Investments	8,252,604	9,632,604

Total assets	$449,570,899	$449,599,576

Accounts payable	$468,727	$3,514,419
Taxes payable	3,422,826	1,930,563
Accrued expenses	27,789,307	20,301,427
Customer deposits	21,004,270	22,056,746
Deferred taxes and tax reserves	12,873,497	10,397,918

Total liabilities	65,558,627	58,201,073

Common stock $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 34,830,437
in 2005 and 35,088,133 in 2006	34,830,437	35,088,133
Additional paid-in capital	33,353,809	41,342,385
Retained income	306,423,742	309,397,069
Unrealized security gains, net of tax	9,404,284	5,570,916

Shareholder equity	384,012,272	391,398,503

Total liabilities and shareholder equity	$449,570,899	$449,599,576

Statement of Income for the Three and Six Months Ended June 30, 2005 and 2006

	3 months ended Jun 30		6 months ended Jun 30
	2005	2006	2005	2006

Product revenue	$39,949,098	$46,477,920	$78,599,457	$90,224,710
Service revenue	35,704,912	39,032,735	70,576,795	77,475,603

Total revenue	75,654,010	85,510,655	149,176,252	167,700,313

Operations, development	30,295,476	35,613,322	60,511,640	70,362,765
Selling, G & A	17,543,942	18,400,903	33,705,651	36,668,057

Operating expense	47,839,418	54,014,225	94,217,291	107,030,822

Operating income	27,814,592	31,496,430	54,958,961	60,669,491

Other income	5,647,396	5,499,460	12,128,721	11,224,716
Other expense	2,054,818	2,028,949	4,336,434	4,192,852

Pretax income	31,407,170	34,966,941	62,751,248	67,701,355

State income tax	2,886,000	2,998,000	5,769,000	5,822,000
Federal income tax	9,354,000	11,440,000	18,859,000	21,150,000

Income tax	12,240,000	14,438,000	24,628,000	26,972,000

Net income	$19,167,170	$20,528,941	$38,123,248	$40,729,355

Statement of Cash Flow for the Six Months Ended June 30, 2005 and 2006

	6 months ended Jun 30
	2005	2006

Net income	$38,123,248	$40,729,355
Depreciation expense	3,750,400	4,057,225
Gain on sales of marketable securities	(928,231)	(8,230)
Deferred taxes on unrealized securities losses	1,087,703	2,555,579
Change in accounts receivable	2,661,429	1,918,009
Change in accounts payable	3,050,632	3,045,692
Change in taxes payable	(2,559,037)	(1,492,263)
Change in accrued expenses	(6,363,092)	(7,487,880)
Change in customer deposits	3,042,158	1,052,476
Change in deferred taxes and tax reserves	(836,767)	(2,475,579)

Net cash from operations	41,028,443	41,894,384

Purchases of marketable securities	(53,967,633)	(34,643,747)
Sales of marketable securities	33,746,318	23,000,000
Purchases of fixed assets	(1,213,871)	(6,817,417)
Increase in investments	--	(1,500,000)
Proceeds from mortgage note receivable	120,000	120,000

Net cash used in investing	(21,315,186)	(19,841,164)

Sales of common stock	6,840,897	8,246,272
Dividends paid	(34,632,490)	(37,756,028)

Net cash used in financing	(27,791,593)	(29,509,756)

Net change in cash and equivalents	(8,078,336)	(7,456,536)
Cash and equivalents at beginning	14,565,840	16,749,452

Cash and equivalents at end	$6,487,504	$9,292,916

Notes To Financial Statements:

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Form 10-K filed on January 31, 2006. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flow.

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

	3 months ended Jun 30		6 months ended Jun 30
	2005	2006	2005	2006

Net income	$19,167,170	$20,528,941	$38,123,248	$40,729,355
Average number of shares	34,711,122	35,038,517	34,711,122	35,038,517
Earnings per share	$0.55	$0.59	$1.10	$1.16

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

	3 months ended Jun 30		6 months ended Jun 30
	2005	2006	2005	2006

Net income	$19,167,170	$20,528,941	$38,123,248	$40,729,355
Net unrealized security gains (losses)	775,290	(4,232,356)	(1,631,554)	(3,833,368)

Comprehensive income	$19,942,460	$16,296,585	$36,491,694	$36,895,987

4. At June 30, 2006 the Company's marketable securities had a fair market value of $262,208,353 which includes a gross unrealized gain of $14,952,323 and a gross unrealized loss of $5,667,462. The gross unrealized loss is composed of 10 equities with an original cost of $75,188,067 and a fair market value of $69,520,605. None of these 10 equities had been in loss status for more than 10% of cost for longer than 60 consecutive days. The Company considered the effect of rising interest rates and the issuers' current financial position in order to reach its conclusion that these impairments are temporary at June 30, 2006. The details are as follows:

Description of Securities	Fair Market Value	Unrealized Loss

2 common equities	$8,923,200	$1,403,275
8 preferred equities	$60,597,405	$4,264,187

5. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. During the first 6 months of 2006, 84% of our operating revenue was derived from the United States, 14% from Canada and 2% from other countries, all of which is similar to prior years.

6. During March 2006, the Company extended a $3,000,000 line of credit to an entity in which the Company holds an equity investment. As of June 30, 2006, $1,500,000 had been borrowed against the commitment. The borrowing bears interest at 8.0% per annum and is repayable in monthly installments over a ten year period commencing January 2007. The borrowing is fully collateralized by a building which is owned by the borrower and used as its corporate headquarters.

7. As of June 30, 2006, the Company had capitalized $3,500,000 in various deposits for land and $1,987,654 in related architectural and engineering fees for the design of a building to be used for the Company's ongoing operations. The Company purchased the land and paid an additional $2,500,000 in July 2006.

8. In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS No. 109 (SFAS 109), Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as an adjustment to the beginning balance of retained earnings.

The Company is currently evaluating the impact of the adoption of FIN 48 on January 1, 2007, but has not yet determined what impact, if any, the adoption will have on the Company's financial position or statement of income.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations	3 months ended Jun 30
	2005	2006	Change

Total revenue	$75,654,010	$85,510,655	13.0%
Operating income	27,814,592	31,496,430	13.2%
Net income	19,167,170	20,528,941	7.1%
Average number of shares	34,711,122	35,038,517	0.9%
Earnings per share	$0.55	$0.59	6.1%
Cash dividends per share	$0.50	$0.54	8.0%

Total revenue from both existing and new customers increased by $9.9 million. It was composed of a $6.5 million increase in product revenue and a $3.3 million increase in service revenue.

Operating expense increased by $6.2 million or 12.9% due to an overall increase in staff and additional bonus expense accruals. The resultant operating income increased by $3.7 million.

Other income decreased by $148 thousand or 2.6% due primarily to decreased rental income. Other expense was virtually the same. The resultant pretax income increased by $3.6 million or 11.3%.

The Company's effective tax rate increased from 39.0% to 41.3% due primarily to the suspension of the R&D credit in 2006. Net income increased by $1.4 million due primarily to the greater increase in revenue compared to expense.

Results of Operations	6 months ended Jun 30
	2005	2006	Change

Total revenue	$149,176,252	$167,700,313	12.4%
Operating income	54,958,961	60,669,491	10.4%
Net income	38,123,248	40,729,355	6.8%
Average number of shares	34,711,122	35,038,517	0.9%
Earnings per share	$1.10	$1.16	5.8%
Cash dividends per share	$1.00	$1.08	8.0%

Total revenue from both existing and new customers increased by $18.5 million. It was composed of a $11.6 million increase in product revenue and a $6.9 million increase in service revenue.

Operating expense increased by $12.8 million or 13.6% due to an overall increase in staff and additional bonus expense accruals. The resultant operating income increased by $5.7 million.

Other income decreased by $0.9 million or 7.5% due primarily to decreased realized gains in marketable securities. Other expense decreased by $144 thousand or 3.3% due primarily to decreased legal expenses. The resultant pretax income increased by $5.0 million or 7.9%.

The Company's effective tax rate increased from 39.2% to 39.8% due primarily to the suspension of the R&D credit in 2006. Net income increased by $2.6 million due primarily to the greater increase in revenue compared to expense.

Financial Condition	Dec 31, 2005	Jun 30, 2006

Cash and equivalents	$16,749,452	$9,292,916
Total assets	449,570,899	449,599,576
Total liabilities	65,558,627	58,201,073
Shareholder equity	384,012,272	391,398,503
Outstanding number of shares	34,830,437	35,088,133
Shareholder equity per share	$11.03	$11.16

During the first 6 months accounts payable increased by $3.0 million primarily because no payroll tax withholding was outstanding at December 31, 2005 while $2.6 million was outstanding at June 30, 2006.

During the first 6 months taxes payable decreased by $1.5 million due primarily to additional state tax payments in 2006.

During the first 6 months accrued expenses decreased by $7.5 million due to the payment of $23.6 million in bonuses applicable to 2005, offset by the accrual of $15.8 million in bonus expenses applicable to 2006.

Liquidity and Capital Resources:

At June 30, 2006 the Company's cash, cash equivalents and marketable securities totaled $271.5 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. For the first six months of 2006 cash flow from operations was $41.9 million, cash flow used in investing was $19.8 million and cash flow used in financing was $29.5 million. The payment of $37.8 million in dividends to shareholders was the primary use of cash generated by operating activities during this period.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2006 was $391.4 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Part II - Other Information

Item 1 - Legal Proceedings

On February 10, 2005, a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all six of the Company's Directors. The substance of the complaint is summarized in the 2005 Annual Report on Form 10-K. The complaint was subsequently amended to add the Company as a defendant. On March 20, 2006 the judge dismissed the breach of fiduciary duty claims brought against the individual defendants. The remaining claim is an ERISA benefits claim against the Plan, the Plan's trustee, and the Company. The judge did not rule on the plaintiff's request for the complaint to be a class action.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares of common stock during the second quarter of 2006. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 4,320 shares of the Company's common stock for a total of $140,310 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the second quarter of 2006.

2nd quarter of 2006	shares purchased	price per share

April	2,250	$32.00
May	1,700	$33.00
June	370	$33.00

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

There were no reports filed on Form 8-K during the quarter ended June 30, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

July 31, 2006
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)