Form 10-Q
period 2006-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2006-10-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

There were 35,088,133 shares of Common Stock, $1.00 par value, outstanding at September 30, 2006.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet as of December 31, 2005 and September 30, 2006

	Dec 31, 2005	Sep 30, 2006

Cash and equivalents	$16,749,452	$14,573,446
Marketable securities	216,955,323	239,950,390
Accounts receivable, less reserve	36,480,661	38,520,818

Current assets	270,185,436	293,044,654

Computer equipment	8,163,198	7,477,824
Furniture and fixtures	30,855,824	34,256,483
Buildings	140,326,869	142,928,113
Land	26,603,703	32,604,107
Accumulated depreciation	(74,806,735)	(78,432,691)

Fixed assets	131,142,859	138,833,836

Marketable securities	39,990,000	30,000,000
Investments	8,252,604	10,172,604

Total assets	$449,570,899	$472,051,094

Accounts payable	$468,727	$4,019,232
Taxes payable	3,422,826	1,760,324
Accrued expenses	27,789,307	28,927,693
Customer deposits	21,004,270	22,806,111
Deferred taxes and tax reserves	12,873,497	14,239,671

Total liabilities	65,558,627	71,753,031

Common stock $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 34,830,437
in 2005 and 35,088,133 in 2006	34,830,437	35,088,133
Additional paid-in capital	33,353,809	41,342,385
Retained income	306,423,742	311,964,000
Unrealized security gains, net of tax	9,404,284	11,903,545

Shareholder equity	384,012,272	400,298,063

Total liabilities and shareholder equity	$449,570,899	$472,051,094

Statement of Income for the Three and Nine Months Ended September 30, 2005 and 2006

	3 months ended Sep 30		9 months ended Sep 30
	2005	2006	2005	2006

Product revenue	$39,548,414	$47,451,694	$118,147,871	$137,676,404
Service revenue	36,387,024	39,967,464	106,963,819	117,443,067

Total revenue	75,935,438	87,419,158	225,111,690	255,119,471

Operations, development	31,305,798	37,096,622	91,817,436	107,459,387
Selling, G & A	16,898,648	19,061,197	50,604,299	55,729,254

Operating expense	48,204,446	56,157,819	142,421,735	163,188,641

Operating income	27,730,992	31,261,339	82,689,955	91,930,830

Other income	5,708,103	5,659,052	17,836,823	16,883,768
Other expense	3,039,004	2,141,868	7,375,438	6,334,720

Pretax income	30,400,091	34,778,523	93,151,340	102,479,878

State income tax	2,752,000	2,818,000	8,521,000	8,640,000
Federal income tax	8,970,000	10,446,000	27,829,000	31,596,000

Income tax	11,722,000	13,264,000	36,350,000	40,236,000

Net income	$18,678,091	$21,514,523	$56,801,340	$62,243,878

Statement of Cash Flow for the Nine Months Ended September 30, 2005 and 2006

	9 months ended Sep 30
	2005	2006

Net income	$56,801,340	$62,243,878
Depreciation expense	5,655,600	6,117,188
Gain on sales of marketable securities	(989,536)	(8,230)
Deferred taxes on unrealized securities (gains) losses	1,191,126	(1,666,174)
Change in accounts receivable	(11,863)	(2,040,157)
Change in accounts payable	3,043,665	3,550,505
Change in taxes payable	(1,707,243)	(1,662,502)
Change in accrued expenses	845,989	1,138,386
Change in customer deposits	4,524,158	1,801,841
Change in deferred taxes and tax reserves	(545,191)	1,366,174

Net cash from operations	68,808,045	70,840,909

Purchases of marketable securities	(63,967,633)	(56,831,402)
Sales of marketable securities	38,243,818	48,000,000
Purchases of fixed assets	(2,897,986)	(13,808,165)
Increase in investments		(2,100,000)
Proceeds from mortgage note receivable	180,000	180,000

Net cash used in investing	(28,441,801)	(24,559,567)

Sales of common stock	6,840,897	8,246,272
Dividends paid	(52,007,709)	(56,703,620)

Net cash used in financing	(45,166,812)	(48,457,348)

Net change in cash and equivalents	(4,800,568)	(2,176,006)
Cash and equivalents at beginning	14,565,840	16,749,452

Cash and equivalents at end	$9,765,272	$14,573,446

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

	3 months ended Sep 30		9 months ended Sep 30
	2005	2006	2005	2006

Net income	$18,678,091	$21,514,523	$56,801,340	$62,243,878
Average number of shares	34,724,227	35,055,056	34,724,227	35,055,056
Earnings per share	$0.54	$0.61	$1.64	$1.78

The average number of shares outstanding during the periods reflects the issuance of 235,893 shares in February 2005 and 257,696 shares in February/March 2006 pursuant to the 2004 Stock Purchase Plan.

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

	3 months ended Sep 30		9 months ended Sep 30
	2005	2006	2005	2006

Net income	$18,678,091	$21,514,523	$56,801,340	$62,243,878
Net unrealized security gains (losses)	(155,136)	6,332,629	(1,786,690)	2,499,261

Comprehensive income	$18,522,955	$27,847,152	$55,014,650	$64,743,139

4. At September 30, 2006 the Company's marketable securities had a fair market value of $269,950,390 which includes a gross unrealized gain of $21,958,342 and a gross unrealized loss of $2,119,099. The gross unrealized loss is composed of 5 equities with an original cost of $52,547,364 and a fair market value of $50,428,265. None of these 5 equities had been in loss status for more than 10% of cost for longer than 10 consecutive days. The Company considered the effect of rising interest rates and the issuers' current financial position in order to reach its conclusion that these impairments are temporary at September 30, 2006. The details are as follows:

Description of Securities	Fair Market Value	Unrealized Loss

1 common equity	$7,374,600	$913,275
4 preferred equities	$43,053,665	$1,205,824

5. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. The following table indicates the source of operating revenue.

	9 months ended Sep 30
Country	2005	2006

United States	90%	85%
Canada	9%	13%
All others	1%	2%

6. During March 2006, the Company extended a $3,000,000 line of credit to an entity in which the Company holds an equity investment. As of September 30, 2006, $2,100,000 had been borrowed against the commitment. The borrowing bears interest at 8.0% per annum and is repayable in monthly installments over a ten year period commencing January 2007. The borrowing is fully collateralized by a building which is owned by the borrower and used as its corporate headquarters.

7. As of September 30, 2006, the Company had capitalized $6,000,404 in land costs, $1,994,542 in architectural and engineering fees, and $1,263,608 in construction costs for a facility under development to be used for the Company's ongoing operations.

8. In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement. FIN 48 requires expanded disclosure at each annual reporting period unless a significant change occurs in an interim period. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings.

The Company is currently evaluating the impact of the adoption of FIN 48 on January 1, 2007, but has not yet determined what impact, if any, the adoption will have on the Company's financial position or statement of income.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations	3 months ended Sep 30
	2005	2006	Change

Total revenue	$75,935,438	$87,419,158	15.1%
Operating income	27,730,992	31,261,339	12.7%
Net income	18,678,091	21,514,523	15.2%
Average number of shares	34,724,227	35,055,056	1.0%
Earnings per share	$0.54	$0.61	14.1%
Cash dividends per share	$0.50	$0.54	8.0%

Total revenue from both existing and new customers increased by $11.5 million. It was composed of a $7.9 million increase in product revenue and a $3.6 million increase in service revenue.

Operating expense increased by $8.0 million or 16.5% due to an overall increase in staff and additional bonus expense accruals. The resultant operating income increased by $3.5 million.

Other income decreased by $49.0 thousand due primarily to reduced rental income. Other expense decreased by $0.9 million due primarily to reduced legal expenses. The resultant pretax income increased by $4.4 million or 14.4%.

The Company's effective tax rate decreased from 38.6% to 38.1% due primarily to an over accrual of income taxes during the first half of 2006. Net income increased by $2.8 million due primarily to the greater increase in revenue compared to expense.

Results of Operations	9 months ended Sep 30
	2005	2006	Change

Total revenue	$225,111,690	$255,119,471	13.3%
Operating income	82,689,955	91,930,830	11.2%
Net income	56,801,340	62,243,878	9.6%
Average number of shares	34,724,227	35,055,056	1.0%
Earnings per share	$1.64	$1.78	8.5%
Cash dividends per share	$1.50	$1.62	8.0%

Total revenue from both existing and new customers increased by $30.0 million. It was composed of a $19.5 million increase in product revenue and a $10.5 million increase in service revenue.

Operating expense increased by $20.8 million or 14.6% due to an overall increase in staff and additional bonus expense accruals. The resultant operating income increased by $9.2 million.

Other income decreased by $1.0 million due primarily to reduced realized gains in marketable securities. Other expense decreased by $1.0 million due primarily to reduced legal expenses. The resultant pretax income increased by $9.3 million or 10.0%.

The Company's effective tax rate increased from 39.0% to 39.3% due primarily to the suspension of the R&D credit in 2006. Net income increased by $5.4 million due primarily to the greater increase in revenue compared to expense.

Financial Condition	Dec 31, 2005	Sep 30, 2006

Cash and equivalents	$16,749,452	$14,573,446
Total assets	449,570,899	472,051,094
Total liabilities	65,558,627	71,753,031
Shareholder equity	384,012,272	400,298,063
Outstanding number of shares	34,830,437	35,088,133
Shareholder equity per share	$11.03	$11.41

During the first 9 months accounts payable increased by $3.6 million primarily because no payroll tax withholding was outstanding at December 31, 2005 while $2.8 million was outstanding at September 30, 2006.

During the first 9 months taxes payable decreased by $1.7 million due primarily to additional state tax payments in 2006.

Liquidity and Capital Resources:

At September 30, 2006 the Company's cash, cash equivalents and marketable securities totaled $284.5 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. For the first 9 months of 2006 cash flow from operations was $70.8 million, cash flow used in investing was $24.6 million and cash flow used in financing was $48.5 million. The payment of $56.7 million in dividends to shareholders was the primary use of cash generated by operating activities during this period.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2006 was $400.3 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Part II - Other Information

Item 1 - Legal Proceedings

On February 10, 2005, a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all 6 of the Company's Directors. The substance of the complaint is summarized in the 2005 Annual Report on Form 10-K. The complaint was subsequently amended to add the Company as a defendant. On March 20, 2006 the judge dismissed the breach of fiduciary duty claims brought against the individual defendants. The remaining claim is an ERISA benefits claim against the Plan, the Plan's trustee, and the Company. The judge has not as yet ruled on the plaintiff's request for the complaint to be certified as a class action.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares of common stock during the third quarter of 2006. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 2,470 shares of the Company's common stock for a total of $81,510 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the third quarter of 2006.

3rd quarter of 2006	shares purchased	price per share

July	none
August	2,470	$33.00
September	none

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

There were no reports filed on Form 8-K during the quarter ended September 30, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

October 31, 2006
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)