Form 10-K
period 2006-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2007-01-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

No public trading market exists for the registrant's common stock. There were 35,168,133 shares of common stock, $1.00 par value, outstanding at December 31, 2006.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop and market information system software for the hospital industry. For 2006 combined product and service revenue was $344.6M, operating income was $124.8M and net income was $87.2M, up 13.1%, 12.0% and 12.3% compared to the prior year. Product bookings were $215.2M and the resultant year-end product backlog was $233.1M, up 0.3% and 14.4% compared to the prior year. By year-end MEDITECH had 2,566 staff members, and over 2,000 active hospital sites throughout the United States, Canada and the United Kingdom.

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

Hardware technology evolves rapidly, and the current trend has been to replace the display terminals with desktop and handheld computers, thereby forming a client server network. In this mode of operation, the central computers become the file servers while software is executed locally on the client computer which makes file requests to the servers.

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

MEDITECH bases its product fee on a customer's net patient revenue across all of its sites, and sets its implementation fee on the total number of sites. As a result larger hospitals pay more than smaller hospitals. The monthly service fees are 1% of the product fees. A typical 150 bed acute care hospital which licenses most of our software might incur a $3,000,000 product fee, a $750,000 implementation fee and a $30,000 monthly service fee. An order is booked when a signed software license and a 10% deposit are received.

STAFF ORGANIZATION

MEDITECH is organized into functional units grouped around product development, sales, marketing, implementation, customer service, accounting and facility operations. All MEDITECH staff work in company owned facilities in the greater Boston area.

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

PRODUCT DEVELOPMENT

Most of the product development staff is working on the incremental evolution of the current product line, as well as the creation of new products each year. The rest of the staff is developing a set of replacement products utilizing a new software technology. Approximately every ten years, MEDITECH introduces the next generation of products based on the new software technology and gradually updates existing customers.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 250 hospitals and has been MEDITECH's largest customer for many years. HCA represented 10%, 10% and 9% of MEDITECH revenues in 2004, 2005 and 2006.

COMPETITION

The market for health care information systems is subject to the technological imperative. Accordingly, MEDITECH has a completely integrated set of application products, implements them successfully, provides ongoing maintenance including updates and continues the developmental process. The Company's competitors who make similar claims include GE, Siemens, McKesson, Cerner, Eclipsys, CPSI and Epic. MEDITECH does not offer the breadth of products and services which the competition offers to hospitals nor does MEDITECH offer the products and services which the competition offers to related medical enterprises. Instead MEDITECH focuses exclusively in the hospital information system software market and believes it competes favorably in this market.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of December 31, 2006 the Company owned five facilities containing about 1.1 million square feet of space, all being well maintained Class A properties in the greater Boston area. The Company occupies 66% of the space and the remaining 34% is leased to various tenants. In addition, the Company is currently constructing a sixth facility and renting office space next door during the construction phase. The Company has adequate space for its reasonable needs over the near future.

Item 3 - Legal Proceedings

During February 2005 a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all six of the Company's Directors. The complaint was subsequently amended to add the Company as a defendant. During March 2006 the court dismissed the breach of fiduciary duty claims brought against the individual defendants. The remaining claim is an ERISA benefits claim against the Plan, the Plan's trustee, and the Company. The complaint seeks certification of the case as a class action, a judgment against the defendants, a permanent injunction ordering the Plan to consult an outside appraiser in valuing the Plan's assets, removal of the Plan Trustee, and damages, interest, attorneys' fees and costs. The court has not as yet ruled on the plaintiff's request for the complaint to be certified as a class action.

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

During February/March 2006 pursuant to the 2004 Stock Purchase Plan, the Company sold 257,696 shares of its common stock at $32 per share to certain staff members for an aggregate consideration of $8,246,272.

During 2006 the Company did not repurchase any of its shares of common stock.

During the fourth quarter of 2006 the Medical Information Technology, Inc. Profit Sharing Trust purchased 3,010 shares of the Company's common stock for a total of $102,340 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the fourth quarter of 2006.

4th quarter of 2006	shares purchased	price per share

October	none
November	3,010	$34
December	none

During all of 2006 the Medical Information Technology, Inc. Profit Sharing Trust purchased 12,200 shares of the Company's common stock for a total of $400,960 in individual private transactions.

At December 31, 2006, there were 1,538 shareholders of record of the Company's common stock and 35,168,133 shares outstanding.

The Company has paid quarterly cash dividends continuously since 1980. Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

For the Five Years Ended December 31, 2006

	2002	2003	2004	2005	2006

Full Year Operations:
Total revenue	$256,196,823	$270,780,703	$280,761,569	$304,568,166	$344,589,232
Operating income	94,906,987	99,684,703	102,124,728	111,420,017	124,794,398
Net income	63,870,939	67,423,596	71,441,090	77,675,858	87,211,362
Average shares outstanding	33,760,459	34,097,342	34,381,239	34,737,446	35,069,992
Net income per share	$1.89	$1.98	$2.08	$2.24	$2.49
Year End Position:
Total assets	$354,809,300	$402,406,776	$427,315,405	$449,570,899	$486,654,412
Total liabilities	36,813,413	50,708,763	57,265,283	65,558,627	73,344,109
Shareholder equity	317,995,887	351,698,013	370,050,122	384,012,272	413,310,303
Shares outstanding	33,877,439	34,221,323	34,514,544	34,830,437	35,168,133
Total equity per share	$9.39	$10.28	$10.72	$11.03	$11.75
Other Financial Data:
Working capital	$165,612,766	$179,764,041	$182,083,959	$204,626,809	$231,033,476
Cash flow from operations	81,966,777	83,227,613	85,922,630	93,283,102	94,626,916
Depreciation expense	8,633,862	8,421,929	7,706,814	7,654,226	8,128,038
Cash dividends per share	$1.36	$1.56	$1.80	$2.00	$2.16

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Fiscal Years ended December 31, 2005 and 2006:

Total revenue from both existing and new customers increased 13.1% from $304.6 million in 2005 to $344.6 million in 2006. It was composed of a $25.8 million increase in product revenue and a $14.2 million increase in service revenue.

Operating expenses increased 13.8% from $193.1 million in 2005 to $219.8 million in 2006 due to an overall increase in staff and additional bonus expense. The resultant operating income increased 12.0% from $111.4 million in 2005 to $124.8 million in 2006.

Other income decreased from $23.7 million in 2005 to $22.6 million in 2006 due primarily to reduced realized gains from the redemption and sale of marketable securities. Other expense decreased from $9.3 million in 2005 to $8.0 million in 2006 due primarily to reduced litigation related legal expenses. The resultant pretax income increased 10.7% from $125.9 million in 2005 to $139.4 million in 2006.

The Company's effective tax rate decreased from 38.3% in 2005 to 37.4% in 2006 due primarily to changes in deferred taxes and tax reserves. Net income increased 12.3% from $77.7 million in 2005 to $87.2 million in 2006 due primarily to the greater increase in revenue compared to expense.

Comparison of Fiscal Years ended December 31, 2004 and 2005:

Total revenue from both existing and new customers increased 8.5% from $280.8 million in 2004 to $304.6 million in 2005. It was composed of a $11.8 million increase in product revenue and a $12.0 million increase in service revenue.

Operating expenses increased 8.1% from $178.6 million in 2004 to $193.1 million in 2005 due to an overall increase in staff and additional bonus expense. The resultant operating income increased 9.1% from $102.1 million in 2004 to $111.4 million in 2005.

Other income increased from $23.0 million in 2004 to $23.7 million in 2005 due primarily to $1.0 million realized gains from the redemption and sale of marketable securities. Other expense increased from $7.8 million in 2004 to $9.3 million in 2005 due primarily to increased litigation related legal expenses and higher charitable donations. The resultant pretax income increased 7.3% from $117.3 million in 2004 to $125.9 million in 2005.

The Company's effective tax rate decreased from 39.1% in 2004 to 38.3% in 2005 due primarily to tax credits provided to domestic manufacturers. Net income increased 8.7% from $71.4 million in 2004 to $77.7 million in 2005 due primarily to the greater increase in revenue compared to expense.

Financial Condition:

Customer deposits increased 13.2% from $21.0 million on December 31, 2005 to $23.8 million on December 31, 2006 due to higher product bookings which resulted in a higher product backlog.

Liquidity and Capital Resources:

At December 31, 2006 the Company's cash, cash equivalents and marketable securities totaled $291.1 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. During 2006 cash flow from operations was $94.6 million, cash flow used in investing was $30.3 million and cash flow used in financing was $67.4 million. The payment of $75.7 million in dividends to shareholders was the primary use of cash generated by operating activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2006 was $413.3 million. During 2007 management anticipates expending $27 million for new facilities now under construction as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Critical Accounting Policies:

All of our significant accounting policies are described in the notes to the financial statements included in Item 8 of this report. We believe four of these constitute our most critical policies requiring estimates and judgments by management which are significant in terms of materiality. Reference Note 1(a) for revenue recognition, Note 2 for marketable securities, Note 3 for allowance for doubtful accounts and Note 9 for income taxes.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8 - Financial Statements and Supplementary Data

MEDICAL INFORMATION TECHNOLOGY, INC.

Financial Statements
As of December 31, 2004, 2005 and 2006
Together with Report of Independent Registered Public Accounting Firm

MEDICAL INFORMATION TECHNOLOGY, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medical Information Technology, Inc.:

We have audited the accompanying balance sheets of Medical Information Technology, Inc. (a Massachusetts corporation) as of December 31, 2004, 2005 and 2006, and the related statements of income, shareholder equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Information Technology, Inc. as of December 31, 2004, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December, 31, 2006, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Boston, Massachusetts
January 25, 2007

MEDICAL INFORMATION TECHNOLOGY, INC.

Balance Sheets	as of December 31,
	2004	2005	2006

Cash and equivalents (Note 1)	$14,565,840	$16,749,452	$13,660,733
Marketable securities (Note 2)	192,701,308	216,955,323	247,407,527
Accounts receivable, less reserve of $800,000
in 2004, 2005 and 2006 (Note 3)	32,082,094	36,480,661	43,309,325

Current assets	239,349,242	270,185,436	304,377,585

Computer equipment	7,797,295	8,163,198	7,729,814
Furniture and fixtures	28,960,825	30,855,824	34,739,785
Buildings	139,669,962	140,326,869	146,934,058
Land	26,603,703	26,603,703	32,604,107
Accumulated depreciation	(68,558,226)	(74,806,735)	(80,443,541)

Fixed assets (Note 1)	134,473,559	131,142,859	141,564,223

Marketable securities (Note 2)	45,000,000	39,990,000	30,000,000
Investments (Note 1)	8,492,604	8,252,604	10,712,604

Total assets	$427,315,405	$449,570,899	$486,654,412

Accounts payable	$281,515	$468,727	$239,804
Taxes payable	3,134,810	3,422,826	2,226,632
Accrued expenses (Note 4)	25,272,308	27,789,307	30,461,088
Customer deposits	14,584,998	21,004,270	23,770,417
Deferred taxes and tax reserves (Note 9)	13,991,652	12,873,497	16,646,168

Total liabilities	57,265,283	65,558,627	73,344,109

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
34,514,544 shares in 2004, 34,830,437 shares
in 2005 and 35,168,133 shares in 2006	34,514,544	34,830,437	35,168,133
Additional paid-in capital	24,268,805	33,353,809	44,062,385
Retained income	298,130,812	306,423,742	317,983,893
Unrealized security gains, net of tax	13,135,961	9,404,284	16,095,892

Shareholder equity	370,050,122	384,012,272	413,310,303

Total liabilities and shareholder equity	$427,315,405	$449,570,899	$486,654,412

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Income	for the years ended December 31,
	2004	2005	2006

Product revenue	$148,289,513	$160,093,828	$185,936,114
Service revenue	132,472,056	144,474,338	158,653,118

Total revenue	280,761,569	304,568,166	344,589,232

Operations, development	117,559,556	124,736,719	145,059,169
Selling, G & A	61,077,285	68,411,430	74,735,665

Operating expenses	178,636,841	193,148,149	219,794,834

Operating income	102,124,728	111,420,017	124,794,398

Other income (Note 8)	23,029,572	23,747,156	22,568,845
Other expense (Note 8)	7,819,282	9,299,827	8,009,183

Pretax income	117,335,018	125,867,346	139,354,060

State income tax	10,364,982	11,151,377	11,687,287
Federal income tax	35,528,946	37,040,111	40,455,411

Income tax (Note 9)	45,893,928	48,191,488	52,142,698

Net income	$71,441,090	$77,675,858	$87,211,362

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Shareholder Equity	Common Stock		Retained	Shareholder
	# of Shares	Paid-in Capital	Earnings	Equity

Balance, December 31, 2003	32,431,730	$24,839,834	$288,575,951	$325,618,244
Transfer of recision amount and
related shares from temporary
to shareholder equity (Note 6)	1,789,593	26,079,769	-	26,079,769
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	213,221	5,543,746	-	5,543,746
Issuance of common stock
to Profit Sharing Plan	80,000	2,320,000	-	2,320,000
Net income	-	-	71,441,090	71,441,090
Unrealized security gains, net of tax	-	-	-	933,502
Dividends paid	-	-	(61,886,229)	(61,886,229)

Balance, December 31, 2004	34,514,544	$58,783,349	$298,130,812	$370,050,122
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	235,893	6,840,897	-	6,840,897
Issuance of common stock
to Profit Sharing Plan	80,000	2,560,000	-	2,560,000
Net income	-	-	77,675,858	77,675,858
Unrealized security losses, net of tax	-	-	-	(3,731,677)
Dividends paid	-	-	(69,382,928)	(69,382,928)

Balance, December 31, 2005	34,830,437	$68,184,246	$306,423,742	$384,012,272
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	257,696	8,246,272	-	8,246,272
Issuance of common stock
to Profit Sharing Plan	80,000	2,800,000	-	2,800,000
Net income	-	-	87,211,362	87,211,362
Unrealized security gains, net of tax	-	-	-	6,691,608
Dividends paid	-	-	(75,651,211)	(75,651,211)

Balance, December 31, 2006	35,168,133	$79,230,518	$317,983,893	$413,310,303

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Statements of Cash Flows	for the years ended December 31,
	2004	2005	2006

Net income	$71,441,090	$77,675,858	$87,211,362
Depreciation expense	7,706,814	7,654,226	8,128,038
Gain on sales of marketable securities	(117,500)	(989,543)	(8,230)
Stock contributions to qualified profit sharing plan	2,320,000	2,560,000	2,800,000
Allowance for doubtful accounts	17,279	19,421	-
Deferred taxes on unrealized securities (gains) losses	(622,336)	2,487,784	(4,461,072)
Change in accounts receivable	(1,379,237)	(4,417,988)	(6,828,664)
Change in accounts payable	123,301	187,212	(228,923)
Change in taxes payable	534,989	288,016	(1,196,194)
Change in accrued expenses	1,206,540	2,516,999	2,671,781
Change in customer deposits	2,569,354	6,419,272	2,766,147
Change in deferred taxes and tax reserves	2,122,336	(1,118,155)	3,772,671

Net cash from operating activities	85,922,630	93,283,102	94,626,916

Purchases of marketable securities	(31,953,104)	(65,217,633)	(57,301,294)
Sales of marketable securities	117,500	40,743,700	48,000,000
Purchases of fixed assets	(2,109,689)	(4,323,526)	(18,549,402)
Increase in investments	-	-	(2,700,000)
Proceeds from mortgage note receivable	240,000	240,000	240,000

Net cash used in investing activities	(33,705,293)	(28,557,459)	(30,310,696)

Sales of common stock	5,543,746	6,840,897	8,246,272
Dividends paid	(61,886,229)	(69,382,928)	(75,651,211)

Net cash used in financing activities	(56,342,483)	(62,542,031)	(67,404,939)

Net change in cash and equivalents	(4,125,146)	2,183,612	(3,088,719)
Cash and equivalents at beginning of year	18,690,986	14,565,840	16,749,452

Cash and equivalents at end of year	$14,565,840	$16,749,452	$13,660,733

Supplemental Disclosure:
Cash paid for income taxes	$43,935,228	$46,793,927	$54,402,795
Cash paid for interest	$0	$15,589	$0

The accompanying notes are an integral part of these financial statements.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2006

(1) Operations and Accounting Policies

Medical Information Technology, Inc. (the Company) is engaged in the development, manufacture and licensing of computer software products and related services used in the medical field. The principal market for the Company's products consists of health care providers located primarily in the United States and Canada.

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

The Company follows the provisions of Emerging Issues Task Force's No. 01-14 (EITF 01-14), which requires reimbursements received for out-of-pocket expenses to be characterized as revenue with offsetting operating expenses included in the income statement.

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

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2006

(c) Fixed Assets

The Company carries all fixed assets on a cost basis and provides for depreciation in amounts estimated to allocate the costs thereof under the following depreciation methods and estimated useful lives:

Description	Method	Useful Life

Computer equipment	MACRS	3-5 years
Furniture and fixtures	MACRS	7 years
Furniture and fixtures	SL	10 years
Buildings	SL	31.5-40 years

Maintenance costs are expensed as incurred. Improvements are capitalized and depreciated over the asset's useful life.

During 2006 the Company purchased 17 acres of land for $6,000,404, then entered into an agreement with an architectural firm for $2,230,372 for services to be rendered in connection with the production of plans for a 128,000 sq ft four-story building and a 50,000 sq ft two-story parking garage. In addition, the Company executed a memo of understanding with its general contractor to build said structures for an estimated fee of $31,719,659. At December 31, 2006 a combined $7,264,096 is carried as additions to buildings which are currently not in use and therefore not subject to depreciation.

(d) Cash and Equivalents

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

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As of December 31, 2004 and 2006 no individual customers accounted for greater than 10% of the outstanding accounts receivable. At December 31, 2005 one customer accounted for 10.8% of the outstanding accounts receivable.

(f) Investments

The Company accounts for its equity investments in LSS Data Systems Inc., Patient Care Technologies Inc. and MEDITECH South Africa in accordance with the cost method. All three companies license the Company's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which the Company serves. The Company believes the fair value of these investments approximates its carrying value of $10,712,604 at December 31, 2006.

Included in these investments is the $2,620,000 balance on a mortgage note bearing interest at prime plus 2.5% per annum and $20,000 per month in principal payment due from LSS Data Systems Inc. through November of 2017. Also included in these investments is the $2,700,000 balance on a mortgage note bearing interest at 8% per annum and $25,000 per month in principal payment due from Patient Care Technologies Inc. through December of 2017. Both of these mortgage notes are fully collateralized by land and buildings owned and occupied as corporate headquarters by the respective borrowers.

(g) Net Income per Common Share

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

	2004	2005	2006

Net income	$71,441,090	$77,675,858	$87,211,362
Average number of shares	34,381,239	34,737,446	35,069,992
Earnings per share	$2.08	$2.24	$2.49

The increase in the average number of shares outstanding during the periods reflects the issuance of common stock pursuant to the 2004 Stock Purchase Plan and the issuance of common stock to the Profit Sharing Plan.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2006

(h) Comprehensive Income

The Company follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as unrealized gains (losses), net of tax, on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. The Company's comprehensive income for the years ended December 31, 2004, 2005 and 2006 includes net unrealized gains (losses) on marketable securities and is as follows:

	2004	2005	2006

Net income	$71,441,090	$77,675,858	$87,211,362
Net unrealized gains (losses)	933,502	(3,731,677)	6,691,608

Comprehensive income	$72,374,592	$73,944,181	$93,902,970

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

	2004	2005	2006

United States	86%	87%	86%
Canada	12%	11%	12%
Other	2%	2%	2%

	100%	100%	100%

During the years ended December 31, 2004, 2005 and 2006, one customer accounted for approximately 10%, 10% and 9% of total revenue, respectively.

(j) Accounting for Uncertainty in Income Taxes

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

The Company has completed it initial evaluation of the impact of the January 1, 2007, adoption of FIN 48 and determined that such adoption is not expected to have a material impact on the Company's financial position or results from operations.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2006

(2) MARKETABLE SECURITIES

The Company accounts for its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) are reported as a component of shareholder equity. In addition the Company holds short and long term U.S. government agency issues which have been classified as held-to-maturity. These are recorded in the financial statements at their cost which approximates their fair value. The fair market value of marketable securities was determined based on quoted market prices. At December 31, 2004, 2005 and 2006, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

	2004	2005	2006

Net cost of equities	$160,808,264	$171,281,515	$190,591,039
Unrealized Gains	22,915,338	17,700,139	26,840,480
Unrealized Losses	(1,022,069)	(2,026,331)	(13,992)
Cost of agency issues	54,999,775	69,990,000	59,990,000

Fair Market Value	$237,701,308	$256,945,323	$277,407,527

SFAS No. 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in earnings. The gross unrealized loss of $13,992 is represented by 2 equities having an original cost of $13,286,244 and a fair market value of $13,272,252.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2006

(3) ALLOWANCE FOR DOUBTFUL ACCOUNTS

A summary of the allowance for doubtful accounts activity for the years ended December 31, 2004, 2005 and 2006 is as follows:

	2004	2005	2006

Balance, beginning of year	$800,000	$800,000	$800,000
Amounts charged to expense	17,279	19,421	0
Amounts written off	(17,279)	(19,421)	0

Balance, end of year	$800,000	$800,000	$800,000

(4) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2004, 2005 and 2006:

	2004	2005	2006

Accrued bonuses	$21,300,000	$23,600,000	$26,200,000
Accrued vacation	2,275,000	2,400,000	2,650,000
Other accrued	1,697,308	1,789,307	1,611,088

	$25,272,308	$27,789,307	$30,461,088

(5) COMMON STOCK DIVIDEND POLICY

The Company's Board of Directors has full discretion regarding the timing and amounts of dividends paid on common stock. During the years ended December 31, 2004, 2005 and 2006, the annual dividend rate per share was $1.80, $2.00 and $2.16, respectively, paid quarterly on shares then outstanding.

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

Prior to the 4th quarter of 2004 the shares subject to recision rights were considered and treated as redeemable common stock for financial accounting purposes until such time as the recision rights terminated or were exercised. Therefore the recision amount and the related shares were classified as Temporary Equity. In late December 2004, when the recision offer expired, the Company transferred the recision amount and related shares from Temporary Equity to Shareholder Equity.

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2006

(7) QUALIFIED PROFIT SHARING PLAN

The Company has no obligation for post-employment or post-retirement benefits. The Company maintains a qualified profit sharing plan that provides deferred compensation to substantially all of its employees. Contributions to the plan are at the discretion of the Board of Directors and may be in the form of cash or Company stock. A summary of year-end contributions made during the years ended December 31, 2004, 2005 and 2006 is as follows:

	2004	2005	2006

Cash	$1,980,000	$2,940,000	$3,600,000
Company common stock:
80,000 shares at $29/share	2,320,000	-	-
80,000 shares at $32/share	-	2,560,000	-
80,000 shares at $35/share	-	-	2,800,000

	$4,300,000	$5,500,000	$6,400,000

(8) OTHER INCOME AND EXPENSE

Other Income consists of rents, dividends, interest income and realized marketable security gains:

	2004	2005	2006

Rents	$10,728,321	$9,735,148	$7,729,917
Dividends	10,053,939	9,882,855	10,633,290
Interest	2,129,812	3,139,610	4,197,408
Gains	117,500	989,543	8,230

Other Income	$23,029,572	$23,747,156	$22,568,845

Other Expense consists of rental costs, charitable contributions, certain professional fees and interest expense:

	2004	2005	2006

Rental costs	$6,469,282	$6,789,238	$6,699,183
Charitable contributions	600,000	835,000	660,000
Professional fees	750,000	1,660,000	650,000
Interest	-	15,589	-

Other Expense	$7,819,282	$9,299,827	$8,009,183

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2006

(9) INCOME TAXES

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. The components of deferred taxes, including reserves which provide for Federal and State income and sales taxes, are as follows:

	2004	2005	2006

Deferred tax on unrealized gains	$5,847,537	$3,359,752	$7,820,824
Prepaid tax on deposits over 1 year	(1,289,547)	(1,342,543)	(3,174,557)
Prepaid tax on non-deductible expenses	(1,230,000)	(1,280,000)	(1,380,000)
Tax reserves	10,663,662	12,136,288	13,379,901

Deferred taxes and tax reserves	$13,991,652	$12,873,497	$16,646,168

The components of the provision for income taxes shown in the accompanying statements of income consist of the following:

	2004	2005	2006

State Current	$9,834,398	$11,430,916	$10,744,119
State Deferred	530,584	(279,539)	943,168

	$10,364,982	$11,151,377	$11,687,287

Federal Current	$33,937,194	$37,878,727	$37,625,908
Federal Deferred	1,591,752	(838,616)	2,829,503

	$35,528,946	$37,040,111	$40,455,411

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	2004	2005	2006

Statutory tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	5.7%	5.8%	5.5%
Dividend income exclusion	(2.1%)	(1.9%)	(1.9%)
Other	0.5%	(0.6%)	(1.2%)

	39.1%	38.3%	37.4%

MEDICAL INFORMATION TECHNOLOGY, INC.

Notes to Financial Statements December 31, 2006

(10) SUPPLEMENTARY DATA

Unaudited operating results by quarter for the three years ended December 31, 2006

	1st Q	2nd Q	3rd Q	4th Q	2004

Total revenue	$68,799,974	$69,328,764	$70,337,089	$72,295,742	$280,761,569
Operating income	24,905,867	25,099,779	25,195,318	26,923,763	102,124,728
Net income	17,047,863	18,160,950	17,600,319	18,631,958	71,441,090
Net income per share	$0.50	$0.53	$0.51	$0.54	$2.08

	1st Q	2nd Q	3rd Q	4th Q	2005

Total revenue	$73,522,242	$75,654,010	$75,935,438	$79,456,476	$304,568,166
Operating income	27,144,369	27,814,592	27,730,994	28,730,062	111,420,017
Net income	18,956,078	19,167,170	18,678,092	20,874,518	77,675,858
Net income per share	$0.55	$0.55	$0.54	$0.60	$2.24

	1st Q	2nd Q	3rd Q	4th Q	2006

Total revenue	$82,189,658	$85,510,655	$87,419,158	$89,469,761	$344,589,232
Operating income	29,173,061	31,496,430	31,261,339	32,863,568	124,794,398
Net income	20,200,414	20,528,941	21,514,523	24,967,484	87,211,362
Net income per share	$0.58	$0.59	$0.61	$0.71	$2.49

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

Item 9B - Other Information

During its regular January 2007 meeting the Board of Directors approved the issuance of up to 260,000 shares of common stock to be sold to staff members at $35.00 per share pursuant to the MEDITECH 2004 Stock Purchase Plan.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of the Company on December 31, 2006, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with the Company

A. Neil Pappalardo	64	Chairman, Chief Executive Officer and Director
Lawrence A. Polimeno	65	Vice Chairman, Prior President and Director
Roland L. Driscoll	77	Director
Edward B. Roberts	71	Director
Morton E. Ruderman	70	Director
L. P. Dan Valente	76	Director
Howard Messing	54	President and Chief Operating Officer
Barbara A. Manzolillo	54	Treasurer, Chief Financial Officer and Clerk
Stuart N. Lefthes	53	Vice President of Sales
Christopher Anschuetz	54	Vice President of Technology
Robert G. Gale	60	Vice President of Product Development
Joanne Wood	53	Vice President of Client Service
Steven B. Koretz	54	Vice President of Implementation
Hoda Sayed-Friel	48	Vice President of Marketing

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

Roland L. Driscoll, retired Chief Financial Officer of the Company, has been a Director since 1985.

Edward B. Roberts, co-founder of the Company, is the David Sarnoff Professor of Management of Technology at the Sloan School of Management at the Massachusetts Institute of Technology, and has been a Director since 1969. He is also a Director of Sohu.com Inc.

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

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees the Company's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the COO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. During 2006 the Board held 4 regularly scheduled quarterly meetings and five of the Directors attended all 4 meetings and one of the Directors attended 3 meetings. Messrs. Driscoll, Roberts, Ruderman and Valente are "independent" as defined by the rules of the NYSE and NASDAQ.

The Board of Directors has an Audit Committee, an Executive Compensation Committee and a Charitable Contribution Committee. During 2006 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPAs and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The committee met 6 times in 2006 to review accounting practices and advise the Company's CFO. In addition, the committee met with the Company's Independent Registered Public Accounting firm and reviewed the Company's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Executive Compensation Committee consists of Messrs. Ruderman and Roberts. This committee met once in 2006 to recommend the Chairman and Chief Executive Officer's annual salary, the criteria and amount for his bonus. The full Board of Directors annually approves the salary and bonus amount for each of the officers.

The Charitable Contribution Committee consists of Messrs. Ruderman, Polimeno, Pappalardo and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2006 the committee contributed $660,000 to 45 cultural, educational and social service organizations within the greater Boston area.

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

Item 11 - Executive Compensation

There are no employment contracts providing for continued compensation in effect for any Officer of the Company. The Company has no Stock Award programs, no Stock Option programs and no Non-equity Incentive plans. The following table sets forth the compensation received by the Company's Chief Executive Officer and the four most highly compensated other Officers for the 3 fiscal years ended December 31, 2004, 2005 and 2006. The deferred column represents both the annual increase in the individual's balance in the MEDITECH Profit Sharing Plan and the individual's share of the Company's annual contribution to this Plan.

Name and Position	Year	Salary	Bonus	Deferred		Total

A. Neil Pappalardo	2006	$360,000	$700,921	0	0	$1,060,921
Chairman and Chief	2005	360,000	675,139	0	0	1,035,139
Executive Officer	2004	360,000	673,811	0	0	1,033,811

Howard Messing	2006	$264,000	$550,921	$147,384	$5,643	$967,948
President and Chief	2005	264,000	525,139	155,135	5,378	949,652
Operating Officer	2004	240,000	473,811	165,007	4,271	883,089

Lawrence A. Polimeno	2006	$180,000	$500,921	$147,384	$5,643	$833,948
Vice Chairman and	2005	180,000	475,139	155,135	5,378	815,652
Prior President	2004	180,000	473,811	165,007	4,271	823,089

Stuart N. Lefthes	2006	$192,000	$400,921	$147,384	$5,643	$745,948
Vice President	2005	192,000	375,139	146,644	5,378	719,161
of Sales	2004	168,000	323,811	133,279	4,271	629,361

Barbara A. Manzolillo	2006	$228,000	$350,921	$147,384	$5,643	$731,948
Treasurer and Chief	2005	228,000	325,139	155,135	5,378	713,652
Financial Officer	2004	204,000	298,811	165,007	4,271	672,089

Annual Cash Bonus: The Company pays a Staff Bonus to all staff members, including officers, in recognition of services rendered by them during each calendar year. The individual portion of the Staff Bonus payable to each recipient is determined by prorating the sum of the recipient's last five years of cash compensation (capped at $600,000). The Company also pays a Officer Bonus solely to the officers, in recognition of services rendered by them during the calendar year. The individual portion of the Officer Bonus payable to each recipient is determined by the Board. Cash bonuses are paid to the designated recipient during the following January.

Profit Sharing Plan: The Company maintains a qualified defined contribution plan for all of the Company's staff known as the Medical Information Technology, Inc. Profit Sharing Plan. All of the staff who have completed one year of service participate in the Plan. The Board of Directors sets the annual contribution which is allocated in proportion to total compensation of all eligible members for the Plan year (capped at $100,000). No allocation is allowable under this Plan to owners of 10% or more of the Company's common stock. Contributions by members are not permitted. Benefits under the Plan are considered deferred compensation and become fully vested after five years of continuous service with the Company. Members who have at least 20 years of service or who have incurred financial hardship may make in service withdrawals. Lump sum cash payment is made upon retirement, death, disability or termination of employment.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2006 with respect to the shares of common stock beneficially owned by each person known by the Company to own more than 5% of the Company's outstanding common stock, each Director of the Company, each Executive Officer named in the Compensation Table and by all Directors and Officers of the Company as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	13,433,882	38.20%
Morton E. Ruderman	4,992,704	14.20%
MEDITECH Profit Sharing Trust*	4,169,582	11.86%
Curtis W. Marble	3,500,000	9.95%
Grossman Group	2,061,144	5.86%
Lawrence A. Polimeno	1,050,041	2.99%
Edward B. Roberts	956,230	2.72%
Roland L. Driscoll	528,000	1.50%
Howard Messing	329,000	0.94%
Barbara A. Manzolillo	215,000	0.61%
L. P. Dan Valente	85,000	0.24%
Stuart N. Lefthes	69,700	0.20%
14 Directors and Officers as a Group*	21,977,257	62.49%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore is entitled to vote its shares in addition to his own 9,264,300 shares. Likewise the number of shares indicated for the 14 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

On January 27, 2006, the Medical Information Technology, Inc. Profit Sharing Trust, which has owned more than 10% of the Company's common stock since 2001, filed a late Form 3 initial report of beneficial ownership with the Securities and Exchange Commission. During 2006, the Trust filed Forms 4 for its purchases of Company stock, but some of these filings were late. To the Company's knowledge, based solely on a review of the reports given to the Company, all other Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2006.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

A. Neil Pappalardo, Chairman, Chief Executive Officer and Director, purchased for cash from the Company 25,000 shares of common stock at $29 per share in February 2005 and 25,000 shares of common stock at $32 per share in March 2006.

Howard Messing, President and Chief Operating Officer, purchased for cash from the Company 15,000 shares of common stock at $29 per share in February 2005 and 15,000 shares of common stock at $32 per share in March 2006.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk, purchased for cash from the Company 5,000 shares of common stock at $29 per share in February 2005 and 5,000 shares of common stock at $32 per share in February 2006.

Stuart N. Lefthes, Vice President of Sales, purchased for cash from the Company 2,000 shares of common stock at $29 per share in February 2005 and 5,000 shares of common stock at $32 per share in February 2006.

On December 31, 2006, the Company contributed 80,000 shares of common stock at $35 per share to the MEDITECH Profit Sharing Trust.

Philip Polimeno, a son of a Director, is employed as a senior manager of the Company and received W-2 compensation of $108,743 in 2006. Tony Polimeno, a son of a Director, is employed as a manager of the Company and received W-2 compensation of $83,126 in 2006. Sheila Lemke, a daughter of a Director, is employed as a manager of the Company and received W-2 compensation of $71,601 in 2006.

Item 14 - Principal Accounting Fees and Services

During 2006, Ernst & Young LLP's services included auditing the Company's financial statements, reviewing unaudited quarterly financial information and discussing various accounting, tax, and regulatory matters. Fees paid for audit services rendered by Ernst & Young LLP are as follows:

	2004	2005	2006

Annual audit and quarterly reviews	$204,000	$127,000	$128,000
Audit related to Profit Sharing Trust	11,000	11,000	11,000
Tax or all other matters	-	-	19,500

	$215,000	$138,000	$158,500

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

Exhibit 23: Consent of Independent Registered Public Accounting Firm, Exhibit 31: Rule 13a-14(a) Certifications and Exhibit 32: Section 1350 Certifications are appended to this report. There were no reports filed on Form 8-K during the quarter ended December 31, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 31, 2007
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2007.

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

Morton E. Ruderman, Director
(Signature)

L. P. Dan Valente, Director
(Signature)