Form 10-Q
period 2007-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2007-04-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2007

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

There were 35,401,271 shares of Common Stock, $1.00 par value, outstanding at March 31, 2007.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet as of December 31, 2006 and March 31, 2007

	Dec 31, 2006	Mar 31, 2007

Cash and equivalents	$13,660,733	$29,520,473
Marketable securities	247,407,527	235,710,750
Accounts receivable, less reserve	43,309,325	42,152,107

Current assets	304,377,585	307,383,330

Computer equipment	7,729,814	8,443,919
Furniture and fixtures	34,739,785	35,101,285
Buildings	146,934,058	151,212,567
Land	32,604,107	32,604,107
Accumulated depreciation	(80,443,541)	(82,618,741)

Fixed assets	141,564,223	144,743,137

Marketable securities	30,000,000	30,000,000
Investments	10,712,604	11,952,604

Total assets	$486,654,412	$494,079,071

Accounts payable	$239,804	$3,760,447
Taxes payable	2,226,632	9,853,416
Accrued expenses	30,461,088	14,354,370
Customer deposits	23,770,417	22,251,628
Deferred taxes and tax reserves	16,646,168	18,371,122

Total liabilities	73,344,109	68,590,983

Common stock $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,168,133
in 2006 and 35,401,271 in 2007	35,168,133	35,401,271
Additional paid-in capital	44,062,385	51,989,077
Retained income	317,983,893	319,870,002
Unrealized security gains, net of tax	16,095,892	18,227,738

Shareholder equity	413,310,303	425,488,088

Total liabilities and shareholder equity	$486,654,412	$494,079,071

Statement of Income for the Three Months Ended March 31, 2006 and 2007

	3 months ended Mar 31
	2006	2007

Product revenue	$43,746,790	$49,906,409
Service revenue	38,442,868	41,776,682

Total revenue	82,189,658	91,683,091

Operations, development	34,749,443	39,070,723
Selling, G & A	18,267,154	19,446,065

Operating expense	53,016,597	58,516,788

Operating income	29,173,061	33,166,303

Other income	5,725,256	5,474,024
Other expense	2,163,903	1,910,617

Pretax income	32,734,414	36,729,710

State income tax	2,824,000	3,081,930
Federal income tax	9,710,000	10,660,792

Income tax	12,534,000	13,742,722

Net income	$20,200,414	$22,986,988

Statement of Cash Flow for the Three Months Ended March 31, 2006 and 2007

	3 months ended Mar 31
	2006	2007

Net income	$20,200,414	$22,986,988
Depreciation expense	2,022,162	2,175,200
Gain on sales of marketable securities	(8,230)	(2,141)
Deferred taxes on unrealized securities gains	(265,992)	(1,421,232)
Change in accounts receivable	2,306,814	1,157,218
Change in accounts payable	2,692,833	3,520,643
Change in taxes payable	7,058,355	7,626,784
Change in accrued expenses	(15,165,310)	(16,106,717)
Change in customer deposits	1,052,597	(1,518,789)
Change in deferred taxes and tax reserves	315,992	1,724,954

Net cash from operations	20,209,635	20,142,908

Purchases of marketable securities	(13,340,510)	(11,253,004)
Sales of marketable securities	23,000,000	26,505,000
Purchases of fixed assets	(4,166,726)	(5,354,114)
Increase in investments	(1,000,000)	(1,300,000)
Proceeds from mortgage note receivable	60,000	60,000

Net cash from investing	4,552,764	8,657,882

Sales of common stock	8,246,272	8,159,830
Dividends paid	(18,808,436)	(21,100,880)

Net cash used in financing	(10,562,164)	(12,941,050)

Net change in cash and equivalents	14,200,235	15,859,740
Cash and equivalents at beginning	16,749,452	13,660,733

Cash and equivalents at end	$30,949,687	$29,520,473

Notes To Financial Statements

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form 10-K filed on January 31, 2007. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flow.

2. The Company follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires reporting both basic and diluted earnings per share. The Company has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period.

	3 months ended Mar 31
	2006	2007

Net income	$20,200,414	$22,986,988
Average number of shares	34,988,901	35,323,558
Earnings per share	$0.58	$0.65

The average number of shares outstanding during the periods reflects the issuance of 257,696 shares in February/March 2006 and 233,138 shares in February 2007 pursuant to the 2004 Stock Purchase Plan.

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

	3 months ended Mar 31
	2006	2007

Net income	$20,200,414	$22,986,988
Net unrealized security gains	398,989	2,131,847

Comprehensive income	$20,599,403	$25,118,835

4. The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) are reported as a component of shareholder equity. In addition the Company holds short and long term U.S. government agency issues which have been classified as held-to-maturity. These are recorded in the financial statements at their cost which approximates their fair value. The fair market value of marketable securities was determined based on quoted market prices. At December 31, 2006 and March 31, 2007 the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

	Dec 31, 2006	Mar 31, 2007

Net cost of equities	$190,591,039	$185,341,184
Unrealized Gains	26,840,480	30,379,566
Unrealized Losses	(13,992)	--
Cost of agency issues	59,990,000	49,990,000

Fair Market Value	$277,407,527	$265,710,750

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in earnings. At March 31, 2007 the Company's marketable securities had a fair market value of $265,710,750 which included only unrealized gains as there were no unrealized losses.

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

	3 months ended Mar 31
Country	2006	2007

United States	83%	86%
Canada	16%	11%
All others	1%	3%

6. The Company accounts for its equity investments in LSS Data Systems Inc., Patient Care Technologies Inc. and MEDITECH South Africa in accordance with the cost method. All three companies license the Company's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which the Company serves. Included in these investments are the $2,560,000 balance on a mortgage note from LSS Data Systems Inc. and the $4,000,000 balance on a mortgage note due from Patient Care Technologies Inc. Both of these mortgage notes are fully collateralized by land and buildings owned and occupied as corporate headquarters by the respective borrowers. The Company believes the fair value of these investments approximates its carrying value of $11,952,604 at March 31, 2007. Refer to Part II Item 5 for disclosure regarding subsequent events concerning Patient Care Technologies Inc.

7. As of March 31, 2007 the Company had capitalized $6,000,404 in land costs, $2,316,534 in architectural and engineering fees, and $9,226,072 in construction costs for a facility under development to be used for the Company's ongoing operations.

8. Accounting for Uncertainty in Income Taxes

Effective January 1, 2007 the Company adopted Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining said tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.

The December 31, 2006 tax reserves of $13,379,901 have been reevaluated accordingly and the adoption of FIN 48 had no material impact. No changes have been made to the Company's policy on classification of related interest and penalties in our financial statements. Such interest and penalties are included in our income tax expense and $7,412,140 of tax reserves are related to interest and penalties. The years 2004 through 2006 are subject to examination by the U.S. Government, and various years are subject to examination by states. The tax positions provide for research credit, domestic production activities deduction, and state nexus. With each year our tax exposure rolls forward with incremental increases expected based on continued growth and no changes are foreseen to this trend at present. Should the tax reserves be reversed in its entirety during 2007, the effective tax rate of 37% would drop to 28%.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations	3 months ended Mar 31
	2006	2007	Change

Total revenue	$82,189,658	$91,683,091	11.6%
Operating income	29,173,061	33,166,303	13.7%
Net income	20,200,414	22,986,988	13.8%
Average number of shares	34,988,901	35,323,558	1.0%
Earnings per share	$0.58	$0.65	12.7%
Cash dividends per share	$0.54	$0.60	11.1%

Total revenue from both existing and new customers increased by $9.5 million. It was composed of a $6.2 million increase in product revenue and a $3.3 million increase in service revenue.

Operating expense increased by $5.5 million or 10.4% due to an overall increase in staff and additional bonus expense accruals. The resultant operating income increased by $4.0 million.

Other income decreased by $0.3 million due primarily to reduced rental income. Other expense decreased by $0.3 million due primarily to reduced rental expenses. The resultant pretax income increased by $4.0 million or 12.2%.

The Company's effective tax rate decreased from 38.3% to 37.4% due primarily to a higher tax deduction for domestic manufacturing. Net income increased by $2.8 million due primarily to the greater increase in revenue compared to expense.

Financial Condition	Dec 31, 2006	Mar 31, 2007

Cash and equivalents	$13,660,733	$29,520,473
Total assets	486,654,412	494,079,071
Total liabilities	73,344,109	68,590,983
Shareholder equity	413,310,303	425,488,088
Outstanding number of shares	35,168,133	35,401,271
Shareholder equity per share	$11.75	$12.02

At December 31, 2006 the Company had no payroll tax withholding outstanding while $2.6 million was outstanding at March 31, 2007. This is the primary reason accounts payable increased by $3.5 million during the quarter.

Taxes payable increased by $7.6 million during the quarter primarily as a result of the federal tax payment schedule which calls for payment of both the first and second quarter's tax expense during the second quarter.

Accrued expenses decreased by $16.1 million during the quarter primarily as a result of the payment of $26.2 million in bonuses applicable to 2006, offset by the accrual of $8.7 million in bonus expenses applicable to 2007.

Liquidity and Capital Resources:

At March 31, 2007 the Company's cash, cash equivalents and marketable securities totaled $295.2 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. For the first three months of 2007 cash flow from operations was $20.1 million, cash flow from investing was $8.7 million and cash flow used in financing was $12.9 million. The payment of $21.1 million in dividends to shareholders was the primary use of cash generated by operating activities during the quarter.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2007 was $425.5 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

None.

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

Part II - Other Information

Item 1 - Legal Proceedings

During February 2005 a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all six of the Company's Directors. The complaint was subsequently amended to add the Company as a defendant. During March 2006 the court dismissed the breach of fiduciary duty claims brought against the individual defendants. The remaining claim is an ERISA benefits claim against the Plan, the Plan's trustee, and the Company. The substance of the complaint is summarized in the 2006 Annual Report on Form 10-K. During March 2007 the court denied the plaintiff's motion for the complaint to be certified as a class action.

Item 1A - Risk Factors

No material changes from risk factors as previously disclosed in the prior Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares of common stock during the first quarter of 2007. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 7,707 shares of the Company's common stock for a total of $269,745 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the first quarter of 2007.

1st quarter of 2007	shares purchased	price per share

January	50	$35.00
February	5,192	$35.00
March	2,465	$35.00

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 7 Blue Hill River Road, Canton, Massachusetts, on Monday, April 23, 2007. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Barbara A. Manzolillo, keeping the minutes.

On the March 23, 2007 record date there were outstanding a total of 35,401,271 shares of Common Stock, par value $1.00 per share. A total of 33,597,258 shares or 94.9% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or by ballot.

The following six directors of the Company were elected to serve until the 2008 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified, with votes cast as follows:

	shares in favor	shares withheld

A. Neil Pappalardo	31,721,489	1,875,769
Lawrence A. Polimeno	31,721,489	1,875,769
Roland L. Driscoll	31,721,489	1,875,769
Edward B. Roberts	31,721,489	1,875,769
Morton E. Ruderman	31,721,339	1,875,919
L. P. Dan Valente	31,721,489	1,875,769

A proposal to ratify the selection of Ernst & Young LLP as the Company's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007 was approved, with 32,758,707 shares in favor, 23,665 shares against and 814,886 shares abstaining.

Item 5 - Other Information

Acquisition of Patient Care Technologies, Inc.

Patient Care Technologies, Inc. (PtCT) is engaged in the development, manufacture and licensing of computer software products and their support for the home health care industry. Before April 12, 2007 MEDITECH owned approximately 43.5% of the outstanding capital stock of PtCT. On April 12, 2007 MEDITECH acquired additional shares from certain shareholders of PtCT for an aggregate purchase price of $2,326,443 paid in cash. As a result of these purchases, MEDITECH now owns approximately 90.2% of PtCT. MEDITECH expects to acquire the remaining 9.8% of PtCT for approximately $800 thousand during the 2nd quarter of 2007.

Subject to a final audit, PtCT had approximately $6.4 million in total assets and approximately $8.9 million in total liabilities at March 31, 2007. Through the remainder of 2007, MEDITECH anticipates PtCT's operations will generate approximately $3 million in pretax losses. Meditech's financial statements for the 2nd quarter and thereafter will be presented on a consolidated basis.

Item 6 - Exhibits

Exhibit 3.1: MEDITECH's Restated Articles of Organization are appended to this report.

Exhibit 3.2: MEDITECH's By-laws, as amended to date, are incorporated by reference to an exhibit to the annual report on Form 10-K for the year ended December 31, 2001.

Exhibit 31: Rule 13a-14(a) Certifications and Exhibit 32: Section 1350 Certifications are appended to this report.

There were no reports filed on Form 8-K during the quarter ended March 31, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

April 30, 2007
(Date)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)