Form 10-Q
period 2007-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2007-07-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED June 30, 2007

0-28092
(Commission file number)

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State of Incorporation)

04-2455639
(IRS Employer Identification Number)

MEDITECH Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

There were 35,401,271 shares of Common Stock, $1.00 par value, outstanding at June 30, 2007.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2006 and June 30, 2007

	Dec 31, 2006	Jun 30, 2007

Cash and equivalents	$13,660,733	$16,364,154
Marketable securities	247,407,527	233,335,410
Accounts receivable, less reserve	43,309,325	44,961,894

Current assets	304,377,585	294,661,458

Computer equipment	7,729,814	7,919,111
Furniture and fixtures	34,739,785	36,929,426
Buildings	146,934,058	162,256,926
Land	32,604,107	33,159,107
Accumulated depreciation	(80,443,541)	(83,280,231)

Fixed assets	141,564,223	156,984,339

Marketable securities	30,000,000	30,000,000
Other assets	10,712,604	13,767,191

Total assets	$486,654,412	$495,412,988

Accounts payable	$239,804	$4,191,628
Taxes payable	2,226,632	309,993
Accrued expenses	30,461,088	26,351,693
Customer deposits	23,770,417	24,747,642
Deferred taxes and tax reserves	16,646,168	15,951,230

Total liabilities	73,344,109	71,552,186

Common stock $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,168,133
in 2006 and 35,401,271 in 2007	35,168,133	35,401,271
Additional paid-in capital	44,062,385	51,989,077
Retained income	317,983,893	322,225,473
Unrealized security gains, net of tax	16,095,892	14,244,981

Shareholder equity	413,310,303	423,860,802

Total liabilities and shareholder equity	$486,654,412	$495,412,988

Consolidated Statement of Income for the Three and Six Months Ended on June 30, 2006 and 2007

	3 months	ended on	6 months	ended on
	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006	Jun 30,2007

Product revenue	$46,477,920	$50,114,528	$90,224,710	$100,020,937
Service revenue	39,032,735	45,019,357	77,475,603	86,796,039

Total revenue	85,510,655	95,133,885	167,700,313	186,816,976

Operations, development	35,613,322	42,211,927	70,362,765	81,282,650
Selling, G & A	18,400,903	20,916,346	36,668,057	40,362,411

Operating expense	54,014,225	63,128,273	107,030,822	121,645,061

Operating income	31,496,430	32,005,612	60,669,491	65,171,915

Other income	5,499,460	7,225,848	11,224,716	12,699,872
Other expense	2,028,949	1,868,298	4,192,852	3,778,915

Pretax income	34,966,941	37,363,162	67,701,355	74,092,872

State income tax	2,998,000	3,112,232	5,822,000	6,194,162
Federal income tax	11,440,000	10,654,696	21,150,000	21,315,488

Income tax	14,438,000	13,766,928	26,972,000	27,509,650

Net income	$20,528,941	$23,596,234	$40,729,355	$46,583,222

Consolidated Statement of Cash Flow for the Six Months Ended on June 30, 2006 and 2007

	6 months	ended on
	Jun 30, 2006	Jun 30, 2007

Net income	$40,729,355	$46,583,222
Depreciation expense	4,057,225	4,385,144
Gain on sales of marketable securities	(8,230)	(1,560,434)
Deferred taxes on unrealized securities losses	2,555,579	1,233,940
Change in accounts receivable	1,918,009	(479,786)
Change in accounts payable	3,045,692	3,822,144
Change in taxes payable	(1,492,263)	(1,917,359)
Change in accrued expenses	(7,487,880)	(4,961,937)
Change in customer deposits	1,052,476	(2,873,958)
Change in deferred taxes and tax reserves	(2,475,579)	(1,009,160)

Net cash from operations	41,894,384	43,221,816

Purchases of marketable securities	(34,643,747)	(30,770,012)
Sales of marketable securities	23,000,000	43,317,712
Purchases of fixed assets	(6,817,417)	(15,198,037)
Increase in mortgage notes receivable	(1,380,000)	(1,180,000)
Acquisition of PtCT, net of cash acquired	0	(2,506,246)

Net cash used in investing	(19,841,164)	(6,336,583)

Sales of common stock	8,246,272	8,159,830
Dividends paid	(37,756,028)	(42,341,642)

Net cash used in financing	(29,509,756)	(34,181,812)

Net change in cash and equivalents	(7,456,536)	2,703,421
Cash and equivalents at beginning	16,749,452	13,660,733

Cash and equivalents at end	$9,292,916	$16,364,154

Notes To Consolidated Financial Statements

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

	3 months	ended on	6 months	ended on
	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007

Net income	$20,528,941	$23,596,234	$40,729,355	$46,583,222
Average number of shares	35,038,517	35,362,415	35,038,517	35,362,415
Earnings per share	$0.59	$0.67	$1.16	$1.32

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

	3 months	ended on	6 months	ended on
	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007

Net income	$20,528,941	$23,596,234	$40,729,355	$46,583,222
Net unrealized security losses	(4,232,356)	(3,982,758)	(3,833,368)	(1,850,911)

Comprehensive income	$16,296,585	$19,613,476	$36,895,987	$44,732,311

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

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in earnings. At June 30, 2007 the Company's marketable securities had a fair market value of $263,335,410 which included a gross unrealized gain of $25,465,086 and a gross unrealized loss of $1,723,449. The gross unrealized loss was composed of 6 equities with an original cost of $51,867,129 and a fair market value of $50,143,680. None of these 6 equities had been in loss status for more than 5% of cost for longer than 45 consecutive days. The Company considered the effect of rising interest rates and the issuers' current financial position in order to reach its conclusion that these impairments are temporary at June 30, 2007.

5. The Company follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131 the Company currently operates in one operating segment, medical software and services. The Company derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of the Company's assets are located within the United States. The following table indicates the source of revenue.

	3 months	ended on	6 months	ended on
	Jun 30, 2006	Jun 30, 2007	Jun 30, 2006	Jun 30, 2007

United States	86%	87%	84%	87%
Canada	11%	11%	14%	11%
All others	3%	2%	2%	2%

6. The Company accounts for its equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license the Company's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which the Company serves. Included in these investments is the $2,500,000 balance on a mortgage note from LSS Data Systems Inc which is fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrower. The Company believes the fair value of these investments which are included in other assets approximates its carrying value of $6,577,604 at June 30, 2007.

Other assets also include both tangible and intangible net assets associated with the 2nd quarter acquisition of Patient Care Technologies Inc. Refer to Part II Item 5 for more disclosure regarding the acquisition.

7. As of June 30, 2007 the Company had capitalized $6,000,404 in land costs, $2,408,019 in architectural and engineering fees, and $16,224,222 in construction costs for a facility under development to be used for the Company's ongoing operations.

8. Effective January 1, 2007 the Company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.

The December 31, 2006 tax reserves of $13,379,901 have been reevaluated accordingly, and the adoption of FIN 48 had no material impact. No changes have been made to the Company's policy on classification of related interest and penalties in our financial statements. Such interest and penalties are included in our income tax expense, and $7,412,140 of tax reserves are related to interest and penalties. The years 2004 through 2006 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. The tax positions provide for research credit, domestic production activities deduction, and state nexus. With each year our tax exposure rolls forward with incremental increases expected based on continued growth and no changes are foreseen to this trend at present. Should the tax reserves be reversed in their entirety during 2007, the effective tax rate of 37% would drop to 27%.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations	3 months	ended on	Change
	Jun 30, 2006	Jun 30, 2007

Total revenue	$85,510,655	$95,133,885	11.3%
Operating income	31,496,430	32,005,612	1.6%
Net income	20,528,941	23,596,234	14.9%
Average number of shares	35,038,517	35,362,415	0.9%
Earnings per share	$0.59	$0.67	13.9%
Cash dividends per share	$0.54	$0.60	11.1%

Total revenue from both existing and new customers increased by $9.6 million. It was composed of a $3.6 million increase in product revenue and a $6.0 million increase in service revenue.

Operating expense increased by $9.1 million or 16.9% due to an overall increase in staff and additional bonus expense accruals along with the acquisition of PtCT. The resultant operating income increased by $0.5 million.

Other income increased by $1.7 million due primarily to gains on sales of marketable securities. Other expense decreased by $0.2 million due primarily to reduced rental expenses. The resultant pretax income increased by $2.4 million or 6.9%.

The Company's effective tax rate decreased from 41.3% to 36.8% due primarily to increased domestic manufacturing deductions. Net income increased by $3.1 million due primarily to gains on sales of marketable securities and a greater increase in revenue compared to expense.

Results of Operations	6 months	ended on	Change
	Jun 30, 2006	Jun 30, 2007

Total revenue	$167,700,313	$186,816,976	11.4%
Operating income	60,669,491	65,171,915	7.4%
Net income	40,729,355	46,583,222	14.4%
Average number of shares	35,038,517	35,362,415	0.9%
Earnings per share	$1.16	$1.32	13.3%
Cash dividends per share	$1.08	$1.20	11.1%

Total revenue from both existing and new customers increased by $19.1 million. It was composed of a $9.8 million increase in product revenue and a $9.3 million increase in service revenue.

Operating expense increased by $14.6 million or 13.7% due to an overall increase in staff and additional bonus expense accruals. The resultant operating income increased by $4.5 million.

Other income increased by $1.5 million due primarily to gains on sales of marketable securities. Other expense decreased by $0.4 million due primarily to reduced rental expenses. The resultant pretax income increased by $6.4 million or 9.4%.

The Company's effective tax rate decreased from 39.8% to 37.1% due primarily to increased domestic manufacturing deductions. Net income increased by $5.9 million due primarily to a greater increase in revenue compared to expense.

Financial Condition	Dec 31, 2006	Jun 30, 2007

Cash and equivalents	$13,660,733	$16,364,154
Total assets	486,654,412	495,412,988
Total liabilities	73,344,109	71,552,186
Shareholder equity	413,310,303	423,860,802
Outstanding number of shares	35,168,133	35,401,271
Shareholder equity per share	$11.75	$11.97

Accounts payable increased by $3.9 million during the first 6 months primarily because no payroll tax withholding was outstanding at December 31, 2006 while $2.9 million was outstanding at June 30, 2007.

Taxes payable decreased by $1.9 million during the first 6 months due primarily to additional state tax payments in 2007.

Accrued expenses decreased by $4.1 million during the first 6 months primarily as a result of the payment of $26.2 million in bonuses applicable to 2006, offset by the accrual of $17.3 million in bonus expenses applicable to 2007.

At June 30, 2007 the Company's cash, cash equivalents and marketable securities totaled $279.7 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. For the first 6 months of 2007 cash flow from operations was $43.2 million, cash flow used in investing was $6.3 million and cash flow used in financing was $34.2 million. The payment of $42.3 million in dividends to shareholders was the primary use of cash generated by operating activities during the first 6 months.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2007 was $423.9 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Part II - Other Information

Item 1 - Legal Proceedings

During February 2005 a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all six of the Company's Directors. The complaint was subsequently amended to add the Company as a defendant. During March 2006 the court dismissed the breach of fiduciary duty claims brought against the individual defendants. The remaining claim is an ERISA benefits claim against the Plan, the Plan's trustee, and the Company. The substance of the complaint is summarized in the 2006 Annual Report on Form 10-K. During March 2007 the court denied the plaintiff's motion for the complaint to be certified as a class action. Subsequently the plaintiff requested reconsideration of the decision, which was also denied. The plaintiff then sought permission to appeal the decision in the United States Court of Appeals for the First Circuit. In July 2007 this was also denied.

Item 1A - Risk Factors

No material changes from risk factors as previously disclosed in the prior Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares of common stock during the first quarter of 2007. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 6,218 shares of the Company's common stock for a total of $218,330 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the second quarter of 2007.

2nd quarter	shares	price per
of 2007	purchased	share

April	335	$35.00
May	5,183	$35.00
June	700	$36.00

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Shareholders

None.

Item 5 - Other Information

Patient Care Technologies, Inc. (PtCT of Georgia) is engaged in the development, manufacture and licensing of computer software products and their support for the home health care industry. Prior to the 2nd quarter MEDITECH paid $3,315,000 for approximately 43.5% of the outstanding capital stock of PtCT of Georgia. On April 12, 2007 MEDITECH paid $2,326,443 and acquired additional shares from certain PtCT of Georgia shareholders, thereby increasing its ownership to 90.2%.

On May 31, 2007 PtCT of Georgia was merged with and into PtCT of Massachusetts, a wholly-owned subsidiary of MEDITECH and subsequently MEDITECH paid an additional $784,907 to the remaining PtCT of Georgia shareholders. MEDITECH's total cash investment in PtCT was $6,426,350. At the time of the merger PtCT had $6,433,833 in tangible assets and $8,882,848 in tangible liabilities. The difference of $2,449,015 increased MEDITECH's effective investment in PtCT to $8,875,365. MEDITECH previously recorded a writedown of this investment.

MEDITECH's financial statements for the 2nd quarter are being presented on a consolidated basis in this 10-Q. The results of operations for PtCT are included from April 12, 2007. This acquisition does not represent a material business combination, thus no pro forma financial information is being provided. During the 2nd quarter PtCT operations generated a $905,601 pre-tax loss. MEDITECH anticipates PtCT's operations will generate an additional $1.25 million in pre-tax losses through the remainder of 2007.

Although MEDITECH has not completed its final purchase price allocation, the preliminary values of assets acquired and liabilities assumed, including the identified intangibles, such as developed technology and backlog, are based upon management's estimates of fair value as of the date of acquisition. These identified intangibles will be amortized over their useful lives. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. A acquired deferred tax asset was also recognized to reflect the carryforward of net operating loss expected to be realized.

MEDITECH accounts for this acquisition under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations, and United States generally accepted accounting principles. The final purchase price allocations will be completed within one year of the acquisition, and any adjustments are not expected to have a material impact on MEDITECH's consolidated financial position or results of operations.

Item 6 - Exhibits

Exhibit 3.1: MEDITECH's Restated Articles of Organization, as amended to date, are incorporated by reference to an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2007.

Exhibit 3.2: MEDITECH's By-laws, as amended to date, are incorporated by reference to an exhibit to the annual report on Form 10-K for the year ended December 31, 2001.

Exhibit 31: Rule 13a-14(a) Certifications and Exhibit 32: Section 1350 Certifications are appended to this report.

There were no reports filed on Form 8-K during the quarter ended June 30, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

July 31, 2007
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)