Form 10-Q
period 2007-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2007-10-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

There were 35,401,271 shares of Common Stock, $1.00 par value, outstanding at September 30, 2007.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2006 and September 30, 2007

	Dec 31, 2006	Sep 30, 2007

Cash and equivalents	$13,660,733	$11,336,415
Marketable securities	247,407,527	234,441,078
Accounts receivable, less reserve	43,309,325	45,648,983

Current assets	304,377,585	291,426,476

Computer equipment	7,729,814	8,874,059
Furniture and fixtures	34,739,785	38,239,703
Buildings	146,934,058	169,456,879
Land	32,604,107	33,159,107
Accumulated depreciation	(80,443,541)	(85,511,586)

Fixed assets	141,564,223	164,218,162

Marketable securities	30,000,000	30,000,000
Other assets	10,712,604	13,707,191

Total assets	$486,654,412	$499,351,829

Accounts payable	$239,804	$4,106,160
Taxes payable	2,226,632	1,359,098
Accrued expenses	30,461,088	33,136,972
Customer deposits	23,770,417	26,392,588
Deferred taxes and tax reserves	16,646,168	13,495,028

Total liabilities	73,344,109	78,489,846

Common stock $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,168,133
in 2006 and 35,401,271 in 2007	35,168,133	35,401,271
Additional paid-in capital	44,062,385	51,989,077
Retained income	317,983,893	321,948,034
Unrealized security gains, net of tax	16,095,892	11,523,601

Shareholder equity	413,310,303	420,861,983

Total liabilities and shareholder equity	$486,654,412	$499,351,829

Consolidated Statement of Income for the Three and Nine Months Ended on September 30, 2006 and 2007

	3 months	ended on	9 months	ended on
	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007

Product revenue	$47,451,694	$46,526,763	$137,676,404	$146,547,700
Service revenue	39,967,464	46,186,055	117,443,067	132,982,094

Total revenue	87,419,158	92,712,818	255,119,471	279,529,794

Operations, development	37,096,622	43,303,274	107,459,387	124,585,924
Selling, G & A	19,061,197	20,200,734	55,729,254	60,568,145

Operating expense	56,157,819	63,504,008	163,188,641	185,149,069

Operating income	31,261,339	29,208,810	91,930,830	94,380,725

Other income	5,659,052	6,066,417	16,883,768	18,766,289
Other expense	2,141,868	1,894,851	6,334,720	5,673,766

Pretax income	34,778,523	33,380,376	102,479,878	107,473,248

State income tax	2,818,000	2,812,763	8,640,000	9,006,925
Federal income tax	10,446,000	9,604,289	31,596,000	30,919,777

Income tax	13,264,000	12,417,052	40,236,000	39,926,701

Net income	$21,514,523	$20,963,324	$62,243,878	$67,546,547

Consolidated Statement of Cash Flow for the Nine Months Ended on September 30, 2006 and 2007

	9 months	ended on
	Sep 30, 2006	Sep 30, 2007

Net income	$62,243,878	$67,546,547
Depreciation expense	6,117,188	6,616,499
Gain on sales of marketable securities	(8,230)	(1,828,334)
Deferred taxes on unrealized securities (gains) losses	(1,666,174)	3,048,192
Change in accounts receivable	(2,040,157)	(1,166,875)
Change in accounts payable	3,550,505	3,736,676
Change in taxes payable	(1,662,502)	(868,254)
Change in accrued expenses	1,138,386	1,823,342
Change in customer deposits	1,801,841	(1,229,012)
Change in deferred taxes and tax reserves	1,366,174	(3,465,362)

Net cash from operations	70,840,909	74,213,419

Purchases of marketable securities	(56,831,402)	(69,133,413)
Sales of marketable securities	48,000,000	76,307,712
Purchases of fixed assets	(13,808,165)	(24,663,215)
Increase in mortgage notes receivable	(1,920,000)	(1,120,000)
Acquisition of PtCT, net of cash acquired	0	(2,506,246)

Net cash used in investing	(24,559,567)	(21,115,162)

Sales of common stock	8,246,272	8,159,830
Dividends paid	(56,703,620)	(63,582,405)

Net cash used in financing	(48,457,348)	(55,422,575)

Net change in cash and equivalents	(2,176,006)	(2,324,318)
Cash and equivalents at beginning	16,749,452	13,660,733

Cash and equivalents at end	$14,573,446	$11,336,415

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

	3 months	ended on	9 months	ended on
	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007

Net income	$21,514,523	$20,963,324	$62,243,878	$67,546,547
Average number of shares	35,055,056	35,375,367	35,055,056	35,375,367
Earnings per share	$0.61	$0.59	$1.78	$1.91

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

	3 months	ended on	9 months	ended on
	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007

Net income	$21,514,523	$20,963,324	$62,243,878	$67,546,547
Net unrealized security gains (losses)	6,332,629	(2,721,380)	2,499,261	(4,572,291)

Comprehensive income	$27,847,152	$18,241,944	$64,743,139	$62,974,256

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

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in earnings. At September 30, 2007 the Company's marketable securities had a fair market value of $264,441,078 which included a gross unrealized gain of $24,889,512 and a gross unrealized loss of $5,683,508. The gross unrealized loss was composed of 12 equities with an original cost of $103,810,337 and a fair market value of $98,126,829. None of these 12 equities had been in loss status for more than 10% of cost for longer than 2 consecutive days. The Company considered the effect of fluctuating interest rates and the issuers' current financial position in order to reach its conclusion that these impairments are temporary at September 30, 2007.

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

	3 months	ended on	9 months	ended on
	Sep 30, 2006	Sep 30, 2007	Sep 30, 2006	Sep 30, 2007

United States	87%	87%	85%	86%
Canada	10%	12%	13%	12%
All others	3%	1%	2%	2%

6. The Company accounts for its equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license the Company's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which the Company serves. Included in these investments is the $2,440,000 balance on a mortgage note from LSS Data Systems Inc which is fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrower. The Company believes the fair value of these investments which are included in other assets approximates its carrying value of $6,517,604 at September 30, 2007.

Other assets also include both tangible and intangible net assets associated with the 2nd quarter acquisition of Patient Care Technologies Inc. Refer to Part II Item 5 for more disclosure regarding the acquisition.

7. As of September 30, 2007 the Company had capitalized $6,000,404 in land costs, $2,495,230 in architectural and engineering fees, and $23,336,964 in construction costs for a facility under development to be used for the Company's ongoing operations.

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

The December 31, 2006 tax reserves of $13,379,901 have been reevaluated accordingly, and the adoption of FIN 48 had no material impact. No changes have been made to the Company's policy on classification of related interest and penalties in our financial statements. Such interest and penalties are included in our income tax expense, and $7,412,140 of tax reserves are related to interest and penalties. The years 2004 through 2006 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. The tax positions provide for research credit, domestic production activities deduction, and state nexus. With each year our tax exposure rolls forward with incremental increases expected based on continued growth and no changes are foreseen to this trend at present. Should the tax reserves be reversed in their entirety during 2007, the effective tax rate of 37% would drop to 26%.

At September 30, 2007 tax reserves are $14,153,623 and include interest and penalties of $8,006,975.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations	3 months	ended on	Change
	Sep 30, 2006	Sep 30, 2007

Total revenue	$87,419,158	$92,712,818	6.1%
Operating income	31,261,339	29,208,810	(6.6%)
Net income	21,514,523	20,963,324	(2.6%)
Average number of shares	35,055,056	35,375,367	0.9%
Earnings per share	$0.61	$0.59	(3.4%)
Cash dividends per share	$0.54	$0.60	11.1%

Total revenue from both existing and new customers increased by $5.3 million. It was composed of a $0.9 million decrease in product revenue and a $6.2 million increase in service revenue.

Operating expense increased by $7.3 million or 13.1% due to an overall increase in staff and additional bonus expense accruals along with the acquisition of PtCT. The resultant operating income decreased by $2.1 million.

Other income increased by $0.4 million due primarily to gains on sales of marketable securities. Other expense decreased by $0.2 million due primarily to reduced rental expenses. The resultant pretax income decreased by $1.4 million or 4.0%.

The Company's effective tax rate decreased from 38.1% to 37.2% due primarily to increased domestic manufacturing deductions. Net income decreased by $0.6 million due primarily to a greater increase in expense compared to revenue which was attributable to the PtCT acquisition.

Results of Operations	9 months	ended on	Change
	Sep 30, 2006	Sep 30, 2007

Total revenue	$255,119,471	$279,529,794	9.6%
Operating income	91,930,830	94,380,725	2.7%
Net income	62,243,878	67,546,547	8.5%
Average number of shares	35,055,056	35,375,367	0.9%
Earnings per share	$1.78	$1.91	7.5%
Cash dividends per share	$1.62	$1.80	11.1%

Total revenue from both existing and new customers increased by $24.4 million. It was composed of a $8.9 million increase in product revenue and a $15.5 million increase in service revenue.

Operating expense increased by $22.0 million or 13.5% due to an overall increase in staff and additional bonus expense accruals along with the acquisition of PtCT. The resultant operating income increased by $2.4 million.

Other income increased by $1.9 million due primarily to gains on sales of marketable securities. Other expense decreased by $0.7 million due primarily to reduced rental expenses. The resultant pretax income increased by $5.0 million or 4.9%.

The Company's effective tax rate decreased from 39.3% to 37.2% due primarily to increased domestic manufacturing deductions. Net income increased by $5.3 million due primarily to a greater increase in revenue compared to expense.

Financial Condition	Dec 31, 2006	Sep 30, 2007

Cash and equivalents	$13,660,733	$11,336,415
Total assets	486,654,412	499,351,829
Total liabilities	73,344,109	78,489,846
Shareholder equity	413,310,303	420,861,983
Outstanding number of shares	35,168,133	35,401,271
Shareholder equity per share	$11.75	$11.89

Accounts payable increased by $3.6 million during the first 9 months primarily because no payroll tax withholding was outstanding at December 31, 2006 while $3.0 million was outstanding at September 30, 2007.

Taxes payable decreased by $0.9 million during the first 9 months due primarily to additional state tax payments in 2007.

At September 30, 2007 the Company's cash, cash equivalents and marketable securities totaled $275.8 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. For the first 9 months of 2007 cash flow from operations was $74.2 million, cash flow used in investing was $21.1 million and cash flow used in financing was $55.4 million. The payment of $63.6 million in dividends to shareholders was the primary use of cash generated by operating activities during the first 9 months.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2007 was $420.9 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Part II - Other Information

Item 1 - Legal Proceedings

During February 2005 a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all six of the Company's Directors. The complaint was subsequently amended to add the Company as a defendant. During March 2006 the court dismissed the breach of fiduciary duty claims brought against the individual defendants. The remaining claim is an ERISA benefits claim against the Plan, the Plan's trustee, and the Company. The substance of the complaint is summarized in the 2006 Annual Report on Form 10-K. During March 2007 the court denied the plaintiff's motion for the complaint to be certified as a class action. Subsequently the plaintiff requested reconsideration of the decision, which was also denied. The plaintiff then sought permission to appeal the decision to the United States Court of Appeals for the First Circuit. In July 2007 this was also denied. The plaintiff's claims are continuing and discovery is ongoing.

Item 1A - Risk Factors

No material changes from risk factors as previously disclosed in the prior Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares of common stock during the third quarter of 2007. However, during the third quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 5,625 shares of the Company's common stock for a total of $202,500 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the third quarter of 2007.

3rd quarter	shares	price per
of 2007	purchased	share

July	500	$36.00
August	1,150	$36.00
September	3,975	$36.00

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

MEDITECH's financial statements for the 3rd quarter are being presented on a consolidated basis in this 10-Q. The results of operations for PtCT are included from April 12, 2007. This acquisition does not represent a material business combination, thus no pro forma financial information is being provided. During the 3rd quarter PtCT operations generated a $856,617 pre-tax loss. MEDITECH anticipates PtCT's operations will generate an additional $638 thousand in pre-tax losses through the remainder of 2007.

Although MEDITECH has not completed its final purchase price allocation, the preliminary values of assets acquired and liabilities assumed, including the identified intangibles, such as developed technology and backlog, are based upon management's estimates of fair value as of the date of acquisition. These identified intangibles will be amortized over their useful lives. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. An acquired deferred tax asset was also recognized to reflect the carryforward of net operating losses expected to be realized.

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

There were no reports filed on Form 8-K during the quarter ended September 30, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

October 31, 2007
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)