Form 10-K
period 2007-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2008-02-01
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

No public trading market exists for the registrant's common stock. There were 35,481,271 shares of common stock, $1.00 par value, outstanding at December 31, 2007.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop and market information system software for the hospital industry. For 2007 on a consolidated basis combined product and service revenue was $376.2M, operating income was $126.5M and net income was $88.5M. Product bookings were $175.5M and the resultant year-end product backlog was $216.4M. By year-end MEDITECH had 2,872 staff members, and almost 2,200 active hospital sites throughout the United States, Canada and the United Kingdom.

HOSPITAL SOFTWARE

Initially MEDITECH developed a software product to automate one of the main departments in a hospital, the clinical laboratory which performs various diagnostic tests on blood or urine specimens. Within a few years, this product became standardized, thereby requiring minimal adaptation to meet the individual needs of a typical customer. MEDITECH extended the concept and developed additional software products for the rest of a hospital's clinical departments. Eventually, it moved into the financial area by developing a hospital billing and accounts receivable product as well as various general accounting products. With the acquisition of Patient Care Technologies, Inc. (PtCT) in April 2007, MEDITECH has entered the home health care field.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 250 hospitals and has been MEDITECH's largest customer for many years. HCA represented 6% of MEDITECH revenues in 2007.

COMPETITION

The market for health care information systems is subject to the technological imperative. Accordingly, MEDITECH has a completely integrated set of application products, implements them successfully, provides ongoing maintenance including updates and continues the developmental process. MEDITECH's competitors who make similar claims include GE, Siemens, McKesson, Cerner, Eclipsys, CPSI and Epic. MEDITECH does not offer the breadth of products and services which the competition offers to hospitals nor does MEDITECH offer the products and services which the competition offers to related medical enterprises. Instead MEDITECH focuses exclusively in the hospital information system software market and believes it competes favorably in this market.

ACCESS TO SEC FILINGS

"www.meditech.com" is MEDITECH's website address which provides access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments thereof just as soon as such reports are filed with the SEC. The links so provided allow access to copies of the reports stored on MEDITECH's website, but a link is also provided to allow access to all of MEDITECH's filings stored on the SEC's website as well.

"http://www.sec.gov/cgi-bin/browse-edgar?CIK=1011452&action=getcompany" may be used to access all of MEDITECH's filings stored on the SEC's website instead.

In addition MEDITECH will provide paper copies of these filings free of charge to its shareholders upon request.

Item 1A - Risk Factors

There are numerous risk factors which may affect future results of operations. The health care industry is highly regulated and is subject to changing economic and political influences. Federal and state legislatures could modify the health care system in respect to reimbursement and financing. Hospitals may respond to these pressures by delaying the purchase of new information systems. Previous volatility in the market place such as that due to Y2K concerns and September 11th could reappear and cause delays. The Health Insurance Portability and Accountability Act of 1996 directly impacts the industry by specifying standards to protect the security and confidentiality of patient information. It may be possible for patients to bring claims against software providers regarding injuries due to errors. Hospitals consolidating into an integrated health care delivery system may be able to negotiate price reductions. Finally, MEDITECH is dependent on a cohesive group of long time senior managers and staff with vast experience in the hospital industry and software technology.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of December 31, 2007 MEDITECH owned six facilities containing over 1.1 million square feet of office space, all being well maintained Class A properties, five in the greater Boston area and one in Atlanta. MEDITECH occupies 67% of the space and the remaining 33% is leased to various tenants. In addition, MEDITECH is currently constructing a seventh facility outside of Boston and renting office space next door during the construction phase. MEDITECH has adequate space for its reasonable needs over the near future.

Item 3 - Legal Proceedings

During February 2005 a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all six of MEDITECH's Directors. The complaint was subsequently amended to add MEDITECH as a defendant. During March 2006 the court dismissed the breach of fiduciary duty claims brought against the individual defendants. The remaining claim is an ERISA benefits claim against the Plan, the Plan's trustee, and MEDITECH. The complaint seeks certification of the case as a class action, a judgment against the defendants, a permanent injunction ordering the Plan to consult an outside appraiser in valuing the Plan's assets, removal of the Plan Trustee, and damages, interest, attorneys' fees and costs. During March 2007 the court denied the plaintiff's motion for the complaint to be certified as a class action. Subsequently the plaintiff requested reconsideration of the decision, which was also denied. The plaintiff then sought permission to appeal the decision in the United States Court of Appeals for the First Circuit. In July 2007 this was also denied. Discovery was closed on November 27, 2007. A pretrial conference is scheduled for April 22, 2008.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

No public trading market exists for MEDITECH's common stock, and accordingly no high and low bid information or quotations are available.

The sale, assignment, transfer, pledge or other disposition of any of MEDITECH's common stock is subject to right of first refusal restrictions set forth in MEDITECH's charter.

There are no shareholder agreements with MEDITECH covering the voting or repurchase of MEDITECH stock.

During February 2007 pursuant to the 2004 Stock Purchase Plan, MEDITECH sold 233,138 shares of its common stock at $35 per share to certain staff members for an aggregate consideration of $8,159,830.

During 2007 MEDITECH did not repurchase any of its shares of common stock.

During the fourth quarter of 2007 the Medical Information Technology, Inc. Profit Sharing Trust purchased 2,200 shares of MEDITECH's common stock for a total of $79,200 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the fourth quarter of 2007.

4th quarter	shares	price per
of 2007	purchased	share

October	0
November	1,900	$36
December	300	$36

During all of 2007 the Medical Information Technology, Inc. Profit Sharing Trust purchased 21,750 shares of MEDITECH's common stock for a total of $769,775 in individual private transactions.

At December 31, 2007, there were 1,585 shareholders of record of MEDITECH's common stock and 35,481,271 shares outstanding.

MEDITECH has paid quarterly cash dividends continuously since 1980. Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

Selected financial data for the past 5 years ended December 31 are as follows:

	2003	2004	2005	2006	2007

Full Year Operations:
Total revenue	$270,780,703	$280,761,569	$304,568,166	$344,589,232	$376,233,882
Operating income	99,684,703	102,124,728	111,420,017	124,794,398	126,461,550
Net income	67,423,596	71,441,090	77,675,858	87,211,362	88,542,508
Average shares	34,097,342	34,381,239	34,737,446	35,069,992	35,388,510
Net income/share	$1.98	$2.08	$2.24	$2.49	$2.50
Year End Position:
Total assets	$402,406,776	$427,315,405	$449,570,899	$486,654,412	$482,489,043
Total liabilities	50,708,763	57,265,283	65,558,627	73,344,109	69,024,468
Shareholder equity	351,698,013	370,050,122	384,012,272	413,310,303	413,464,575
Shares outstanding	34,221,323	34,514,544	34,830,437	35,168,133	35,481,271
Total equity/share	$10.28	$10.72	$11.03	$11.75	$11.65
Other Financial Data:
Working capital	$179,764,041	$182,083,959	$204,626,809	$231,033,476	$201,126,941
Operating cash flow	83,227,613	85,922,630	93,283,102	94,626,916	108,982,620
Depreciation expense	8,421,929	7,706,814	7,654,226	8,128,038	8,795,511
Cash dividends/share	$1.56	$1.80	$2.00	$2.16	$2.40

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Fiscal Years ended December 31, 2006 and 2007:

MEDITECH's financial statements for 2007 are presented on a consolidated basis in this 10-K. The results include the effect of the 2nd quarter acquisition of PtCT. In particular, this acquisition increased revenue by $7.6M, but reduced operating income by $1.9M and reduced net income by $1.5M all of which are reflected below.

Total revenue from both existing and new customers increased 9.2% from $344.6 million in 2006 to $376.2 million in 2007. It was composed of a $9.6 million increase in product revenue and a $22.0 million increase in service revenue.

Operating expenses increased 13.6% from $219.8 million in 2006 to $249.8 million in 2007 due to an overall increase in staff and the acquision of PtCT. The resultant operating income increased 1.3% from $124.8 million in 2006 to $126.5 million in 2007.

Other income decreased from $22.6 million in 2006 to $21.0 million in 2007 due primarily to higher losses than gains on marketable securities. Other expense decreased from $8.0 million in 2006 to $7.7 million in 2007 due primarily to lower litigation related legal expenses. The resultant pretax income increased 0.3% from $139.4 million in 2006 to $139.7 million in 2007.

MEDITECH's effective tax rate decreased from 37.4% in 2006 to 36.6% in 2007 due primarily to a higher tax deduction for domestic manufacturing. Net income increased 1.5% from $87.2 million in 2006 to $88.5 million in 2007 due primarily to slightly lower effective tax rate.

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

MEDITECH's effective tax rate decreased from 38.3% in 2005 to 37.4% in 2006 due primarily to changes in deferred taxes and tax reserves. Net income increased 12.3% from $77.7 million in 2005 to $87.2 million in 2006 due primarily to the greater increase in revenue compared to expense.

Financial Condition:

Customer deposits increased 7.7% from $23.8 million on December 31, 2006 to $25.6 million on December 31, 2007 due to the acquisition of PtCT.

Liquidity and Capital Resources:

At December 31, 2007 MEDITECH's cash, cash equivalents and marketable securities totaled $262.7 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. During 2007 cash flow from operations was $109.0 million, cash flow used in investing was $23.4 million and cash flow used in financing was $76.7 million. The payment of $84.8 million in dividends to shareholders was the primary use of cash generated by operating activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2007 was $413.5 million. During 2008 management anticipates expending $15 million for new facilities now under construction as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Critical Accounting Policies:

All of our significant accounting policies are described in the notes to the consolidated financial statements included in Item 8 of this report. We believe four of these constitute our most critical policies requiring estimates and judgments by management which are significant in terms of materiality. Reference Note 1(a) for revenue recognition, Note 1(j) for uncertainty in income taxes, Note 2 for marketable securities, Note 3 for doubtful accounts and Note 9 for income taxes.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8 - Financial Statements and Supplementary Data

Consolidated Financial Statements of Medical Information Technology, Inc.
As of December 31, 2004, 2005 and 2006
Together with Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medical Information Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Medical Information Technology, Inc. (a Massachusetts corporation) and subsidiary as of December 31, 2005, 2006 and 2007, and the related consolidated statements of income, shareholder equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, as January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Information Technology, Inc. and subsidiary as of December 31, 2005, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December, 31, 2007, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
Boston, Massachusetts
January 25, 2008

Index to Consolidated Financial Statements	Page

Consolidated Balance Sheets as of December 31, 2005, 2006 and 2007	11
Consolidated Statements of Income for the Years Ended December 31,
2005, 2006 and 2007	12
Consolidated Statements of Shareholder Equity for the Years Ended
December 31, 2005, 2006 and 2007	13
Consolidated Statements of Cash Flows for the Years Ended December 31,
2005, 2006 and 2007	14
Notes to Consolidated Financial Statements	15-23

Consolidated Balance Sheets as of December 31, 2005, 2006 and 2007

	Dec 31, 2005	Dec 31, 2006	Dec 31, 2007

Cash and equivalents (Note 1)	$16,749,452	$13,660,733	$22,567,940
Marketable securities (Note 2)	216,955,323	247,407,527	210,137,628
Accounts receivable, less reserve of $800,000
in 2005 & 2006 and $1,000,000 in 2007 (Note 3)	36,480,661	43,309,325	37,445,841

Current assets	270,185,436	304,377,585	270,151,409

Computer equipment	8,163,198	7,729,814	9,361,351
Furniture and fixtures	30,855,824	34,739,785	38,752,354
Buildings	140,326,869	146,934,058	175,130,131
Land	26,603,703	32,604,107	33,159,107
Accumulated depreciation	(74,806,735)	(80,443,541)	(87,690,598)

Fixed assets (Note 1)	131,142,859	141,564,223	168,712,345

Marketable securities (Note 2)	39,990,000	30,000,000	30,000,000
Other assets (Note 1)	8,252,604	10,712,604	13,625,289

Total assets	$449,570,899	$486,654,412	$482,489,043

Accounts payable	$468,727	$239,804	$395,117
Taxes payable	3,422,826	2,226,632	5,377,659
Accrued expenses (Note 4)	27,789,307	30,461,088	34,475,953
Customer deposits	21,004,270	23,770,417	25,604,508
Deferred taxes and tax reserves (Note 9)	12,873,497	16,646,168	3,171,231

Total liabilities	65,558,627	73,344,109	69,024,468

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
34,830,437 shares in 2005, 35,168,133 shares
in 2006 and 35,481,271 shares in 2007	34,830,437	35,168,133	35,481,271
Additional paid-in capital	33,353,809	44,062,385	54,869,077
Retained income	306,423,742	317,983,893	321,703,233
Unrealized security gains, net of tax	9,404,284	16,095,892	1,410,994

Shareholder equity	384,012,272	413,310,303	413,464,575

Total liabilities and shareholder equity	$449,570,899	$486,654,412	$482,489,043

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income for the Years Ended December 31, 2005, 2006 and 2007

	Dec 31, 2005	Dec 31, 2006	Dec 31, 2007

Product revenue	$160,093,828	$185,936,114	$195,539,439
Service revenue	144,474,338	158,653,118	180,694,443

Total revenue	304,568,166	344,589,232	376,233,882

Operations, development	124,736,719	145,059,169	168,439,266
Selling, G & A	68,411,430	74,735,665	81,333,066

Operating expenses	193,148,149	219,794,834	249,772,332

Operating income	111,420,017	124,794,398	126,461,550

Other income (Note 8)	23,747,156	22,568,845	20,962,020
Other expense (Note 8)	9,299,827	8,009,183	7,687,500

Pretax income	125,867,346	139,354,060	139,736,070

State income tax	11,151,377	11,687,287	11,399,110
Federal income tax	37,040,111	40,455,411	39,794,452

Income tax (Note 9)	48,191,488	52,142,698	51,193,562

Net income	$77,675,858	$87,211,362	$88,542,508

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholder Equity for the Years Ended December 31, 2005, 2006 and 2007

	Common	Stock	Retained	Shareholder
	# of shares	Paid-in capital	income	equity

Balance, December 31, 2004	34,514,544	$58,783,349	$298,130,812	$370,050,122
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	235,893	6,840,897		6,840,897
Issuance of common stock
to Profit Sharing Plan	80,000	2,560,000		2,560,000
Net income			77,675,858	77,675,858
Unrealized security losses, net of tax				(3,731,677)
Dividends paid			(69,382,928)	(69,382,928)

Balance, December 31, 2005	34,830,437	$68,184,246	$306,423,742	$384,012,272
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	257,696	8,246,272		8,246,272
Issuance of common stock
to Profit Sharing Plan	80,000	2,800,000		2,800,000
Net income			87,211,362	87,211,362
Unrealized security gains, net of tax				6,691,608
Dividends paid			(75,651,211)	(75,651,211)

Balance, December 31, 2006	35,168,133	$79,230,518	$317,983,893	$413,310,303
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	233,138	8,159,830		8,159,830
Issuance of common stock
to Profit Sharing Plan	80,000	2,960,000		2,960,000
Net income			88,542,508	88,542,508
Unrealized security losses, net of tax				(14,684,898)
Dividends paid			(84,823,168)	(84,823,168)

Balance, December 31, 2007	35,481,271	90,350,348	321,703,233	413,464,575

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007

	Dec 31, 2005	Dec 31, 2006	Dec 31, 2007

Net income	$77,675,858	$87,211,362	$88,542,508
Depreciation expense	7,654,226	8,128,038	8,795,511
Gain on sales of marketable securities	(989,543)	(8,230)	(8,173,614)
Write-down of marketable securities			9,500,000
Stock contributions to qualified profit sharing plan	2,560,000	2,800,000	2,960,000
Allowance for doubtful accounts	19,421		429,550
Deferred taxes on unrealized securities (gains) losses	2,487,784	(4,461,072)	9,789,935
Change in accounts receivable	(4,417,988)	(6,828,664)	6,606,717
Change in accounts payable	187,212	(228,923)	25,633
Change in taxes payable	288,016	(1,196,194)	3,150,307
Change in accrued expenses	2,516,999	2,671,781	3,162,324
Change in customer deposits	6,419,272	2,766,147	(2,017,092)
Change in deferred taxes and tax reserves	(1,118,155)	3,772,671	(13,789,159)

Net cash from operating activities	93,283,102	94,626,916	108,982,620

Purchases of marketable securities	(65,217,633)	(57,301,294)	(94,883,413)
Sales of marketable securities	40,743,700	48,000,000	106,352,092
Purchases of fixed assets	(4,323,526)	(18,549,402)	(31,336,410)
Decrease (increase) of mortgage notes receivable	240,000	(2,460,000)	(1,038,098)
Acquisition of PtCT, net of cash acquired			(2,506,246)

Net cash used in investing activities	(28,557,459)	(30,310,696)	(23,412,075)

Sales of common stock	6,840,897	8,246,272	8,159,830
Dividends paid	(69,382,928)	(75,651,211)	(84,823,168)

Net cash used in financing activities	(62,542,031)	(67,404,939)	(76,663,338)

Net change in cash and equivalents	2,183,612	(3,088,719)	8,907,207
Cash and equivalents at beginning of year	14,565,840	16,749,452	13,660,733

Cash and equivalents at end of year	$16,749,452	$13,660,733	$22,567,940

Supplemental Disclosure:
Cash paid for income taxes	$46,793,927	$54,402,795	$53,633,563
Cash paid for interest	$15,589	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements December 31, 2007

(1) Operations and Accounting Policies

MEDITECH is engaged in the development, manufacture and licensing of computer software products and related services used in the medical field. The principal market for MEDITECH's products consists of health care providers located primarily in the United States and Canada.

The accompanying consolidated financial statements reflect the application of certain accounting policies discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include MEDITECH's wholly owned subsidiary, Patient Care Technologies, Inc., in accordance with Accounting Research Bulletin No. 51, Consolidation of Financial Statements.

(a) Revenue Recognition

MEDITECH follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition, as amended by SOP 98-9. MEDITECH enters into perpetual software license contracts which provide for a customer deposit upon contract execution, milestone billings and fixed monthly service fees thereafter. MEDITECH classifies product and related implementation fees together as product revenue in the statement of income and recognizes these fees as revenue upon completion of each contract milestone, which approximates the percentage-of-completion method prescribed by SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts. Software services represent post-implementation support services, which are recognized as the related services are rendered.

MEDITECH follows the provisions of Emerging Issues Task Force's No. 01-14 (EITF 01-14), which requires reimbursements received for out-of-pocket expenses to be characterized as product revenue with offsetting operating expenses included in the consolidated income statement.

(b) Software Development Costs

MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 86 (SFAS 86), Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. SFAS 86 establishes standards for capitalizing software development costs incurred after technological feasibility of the software development projects is established and the realizability of such capitalized costs through future operations is expected, if such costs become material. To date, development costs incurred by MEDITECH after technological feasibility has been established have been immaterial and as such have been charged to operations as incurred.

(c) Fixed Assets

MEDITECH carries all fixed assets on a cost basis and provides for depreciation in amounts estimated to allocate the costs thereof under the following depreciation methods and estimated useful lives:

Description	Method	Useful Life

Computer equipment	MACRS	3-5 years
Furniture and fixtures	MACRS	7 years
Furniture and fixtures	SL	10 years
Buildings	SL	31.5-40 years

Maintenance costs are expensed as incurred. Improvements are capitalized and depreciated over the asset's useful life.

During 2006 MEDITECH purchased 17 acres of land, then entered into an agreement with an architectural firm for services to be rendered in connection with the production of plans for a 128,000 sq ft four-story building and a 100,000 sq ft two-story parking garage. At December 31, 2007 MEDITECH had capitalized $6,000,404 in land costs, $2,581,695 in architectural or engineering fees, and $28,923,750 in construction costs which are not yet subject to depreciation because the facility is currently not completed and therefore not in use.

(d) Cash and Equivalents

MEDITECH considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

(e) Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of MEDITECH's cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these financial instruments. MEDITECH's marketable securities are carried at fair value and its US government debt securities are carried at cost (see Note 2).

Financial instruments that potentially subject MEDITECH to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. MEDITECH places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom MEDITECH makes substantial sales. To reduce risk, MEDITECH routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. MEDITECH maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers. At December 31, 2005 one customer accounted for 10.8% of the outstanding accounts receivable. As of December 31, 2006 and 2007 no individual customers accounted for greater than 10% of the outstanding accounts receivable.

(f) Other assets

MEDITECH follows the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments is the $2,380,000 balance on a mortgage note from LSS Data Systems Inc. which is fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrower. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $6,435,702 at December 31, 2007.

(g) Net Income per Common Share

MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires reporting both basic and diluted earnings per share. MEDITECH has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share computed by dividing net income by the weighted average number of common shares outstanding for the past 3 years ended December 31 is as follows:

	2005	2006	2007

Net income	$77,675,858	$87,211,362	$88,542,508
Average number of shares	34,737,446	35,069,992	35,388,510
Earnings per share	$2.24	$2.49	$2.50

The increase in the average number of shares outstanding during the periods reflects the issuance of common stock pursuant to the 2004 Stock Purchase Plan and the issuance of common stock to the Profit Sharing Plan.

(h) Comprehensive Income

MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as unrealized gains (losses), net of tax, on securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. MEDITECH's comprehensive income including net unrealized gains (losses) on marketable securities for the past 3 years ended December 31 is as follows:

	2005	2006	2007

Net income	$77,675,858	$87,211,362	$88,542,508
Net unrealized gains (losses)	(3,731,677)	6,691,608	(14,684,898)

Comprehensive income	$73,944,181	$93,902,970	$73,857,610

(i) Segment, Geographic and Enterprise-Wide Reporting

MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131, MEDITECH currently operates in one operating segment, medical software and services. MEDITECH derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of MEDITECH's assets are located within the United States. MEDITECH's operating revenue percentage based on location of customer for the past 3 years ended December 31 is as follows:

	2005	2006	2007

United States	87%	86%	87%
Canada	11%	12%	11%
Other	2%	2%	2%

One customer accounted for approximately 10%, 9% and 6% of total revenue for the past 3 years ended December 31.

(j) Accounting for Uncertainty in Income Taxes

Effective January 1, 2007 MEDITECH adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. FIN 48 requires a new evaluation process for all tax positions taken. If the probability for sustaining a tax position is greater than 50%, then the tax position is warranted and recognition should be at the highest amount which would be expected to be realized upon ultimate settlement.

The adoption of FIN 48 had no material impact. No changes have been made to MEDITECH's policy on classification of related interest and penalties in our consolidated financial statements. The years 2005 through 2007 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. The tax reserves relate to research credit, domestic production activities deduction, and state nexus. With each year our tax exposure rolls forward with incremental increases expected based on continued growth and no changes are foreseen to this trend at present. Each year's incremental growth is included in our income tax expense. The tax reserves as reported in note 9 include interest and penalties of $7,412,140 on December 31, 2006 and $8,008,180 on December 31, 2007 in addition to the following potential tax assessment. Should these tax reserves be reversed in their entirety, the 2007 effective tax rate of 37% would drop to 27%.

Potential Tax
Assessment

December 31, 2006	$5,967,761
Adoption of Fin 48	43,722
Current year additions	115
Prior year additions	1,149,017
Prior year reductions	(749,812)

December 31, 2007	$6,410,803

(k) Recent Accounting Pronouncements

In September 2006 FASB issued Statement No. 157, a standard providing guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. MEDITECH will adopt Statement 157 beginning in 2008.

(2) MARKETABLE SECURITIES

MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. MEDITECH's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) are reported as a component of shareholder equity. In addition MEDITECH holds short and long term U.S. government agency issues which have been classified as held-to-maturity. These are recorded in the financial statements at their cost which approximates their fair value. The fair market value of marketable securities was determined based on quoted market prices. The cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's holdings for the past 3 years ended December 31 are as follows:

	2005	2006	2007

Net cost of equities	$171,281,515	$190,591,039	$182,785,974
Unrealized gains	17,700,139	26,840,480	16,640,146
Unrealized losses	(2,026,331)	(13,992)	(14,288,492)
Cost of agency issues	69,990,000	59,990,000	55,000,000

Fair market value	$256,945,323	$277,407,527	$240,137,628

The gross unrealized loss of $14,288,492 is represented by 10 equities having an original cost of $89,488,570 and a fair market value of $75,200,078. These equities have been in loss status for less than 5 months. MEDITECH considered the effect of changing interest rates and the issuer's current financial position to reach its conclusion that these impairments are temporary in nature at December 31, 2007.

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in earnings. During the year ended December 31, 2007, MEDITECH wrote down certain securities by $9,500,000. This was partially offset by MEDITECH selling certain securities resulting in a realized gain of $8,173,414.

(3) ALLOWANCE FOR DOUBTFUL ACCOUNTS

The components of the allowance for doubtful accounts for the past 3 years ended December 31 are as follows:

	2005	2006	2007

Balance, beginning of year	$800,000	$800,000	$800,000
Amounts charged to expense	19,421	0	429,550
Amounts written off	(19,421)	0	(229,550)

Balance, end of year	$800,000	$800,000	$1,000,000

(4) ACCRUED EXPENSES

The components of accrued expenses for the past 3 years ended December 31 are as follows:

	2005	2006	2007

Accrued bonuses	$23,600,000	$26,200,000	$27,300,000
Accrued vacation	2,400,000	2,650,000	3,178,689
Accrued construction			2,030,000
Other accrued	1,789,307	1,611,088	1,967,264

Accrued expenses	$27,789,307	$30,461,088	$34,475,953

(5) COMMON STOCK DIVIDEND POLICY

MEDITECH's Board of Directors has full discretion regarding the timing and amounts of dividends paid on common stock. The annual dividend paid quarterly on shares then outstanding for the past 3 years ended December 31 is $2.00, $2.16 and $2.40 per share.

(6) ACQUISITION OF PtCT

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

MEDITECH accounts for this acquisition under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. MEDITECH has completed its final purchase price allocation. The values of assets acquired and liabilities assumed, including the identified intangibles, such as developed technology and backlog, are based upon management's estimates of fair value as of the date of acquisition. These identified intangibles are valued at $5,977,801 and will be amortized over their 7 year useful live. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. An acquired deferred tax asset was also recognized to reflect the carryforward of net operating losses expected to be realized.

MEDITECH's financial statements for 2007 are presented on a consolidated basis in this 10-K. The results include the effect of the 2nd quarter acquisition of PtCT. In particular, this acquisition increased revenue by $7.6M, but reduced operating income by $1.9M and reduced net income by $1.5M. This acquisition did not represent a material business combination, thus no pro forma financial information is being provided.

(7) QUALIFIED PROFIT SHARING PLAN

MEDITECH has no obligation for post-employment or post-retirement benefits. MEDITECH maintains a qualified profit sharing plan that provides deferred compensation to substantially all of its staff members. Contributions to the plan are at the discretion of the Board of Directors and may be in the form of cash or Company stock. The components of year-end contributions for the past 3 years ended December 31 are as follows:

	2005	2006	2007

Cash	$2,940,000	$3,600,000	$3,640,000
80,000 shares of MEDITECH common
stock at $32, $35 and $37 per share
in 2005, 2006 and 2007 respectively	2,560,000	2,800,000	2,960,000

	$5,500,000	$6,400,000	$6,600,000

(8) OTHER INCOME AND EXPENSE

The components of Other income consisting of rents, dividends, interest income and realized marketable security gains or losses for the past 3 years ended December 31 are as follows:

	2005	2006	2007

Rents	$9,735,148	$7,729,917	$6,598,350
Dividends	9,882,855	10,633,290	11,668,892
Interest	3,139,610	4,197,408	4,021,164
Gains (Losses)	989,543	8,230	(1,326,386)

Other income	$23,747,156	$22,568,845	$20,962,020

The components of Other expense consisting of rental costs, charitable contributions, certain professional fees and interest expense for the past 3 years ended December 31 are as follows:

	2005	2006	2007

Rental costs	$6,789,238	$6,699,183	$6,304,666
Charitable contributions	835,000	660,000	715,000
Professional fees	1,660,000	650,000	667,834
Interest	15,589

Other expense	$9,299,827	$8,009,183	$7,687,500

(9) INCOME TAXES

MEDITECH follows the provisions of SFAS No. 109, Accounting for Income Taxes. The components of Deferred taxes and tax reserves, including reserves which provide for State and Federal income and sales taxes, for the past 3 years ended December 31 are as follows:

	2005	2006	2007

Deferred tax on unrealized gains (losses)	$3,359,752	$7,820,824	($4,762,422)
Prepaid tax on deposits over 1 year	(1,342,543)	(3,174,557)	(4,342,001)
Prepaid tax on non-deductible expenses	(1,280,000)	(1,380,000)	(1,580,000)
Other			(563,329)
Tax reserves	12,136,288	13,379,901	14,418,983

Deferred taxes and tax reserves	$12,873,497	$16,646,168	$3,171,231

The current and deferred components of the State and Federal income taxes for the past 3 years ended December 31 are as follows:

	2005	2006	2007

State current	$11,161,543	$12,110,963	$12,701,898
State deferred	(10,166)	(423,676)	(1,302,788)

State income tax	$11,151,377	$11,687,287	$11,399,110

Federal current	$37,216,251	$42,120,136	$43,702,820
Federal deferred	(176,140)	(1,664,725)	(3,908,368)

Federal income tax	$37,040,111	$40,455,411	$39,794,452

The effective income tax rate for the past 3 years ended December 31 is as follows:

	2005	2006	2007

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	5.8%	5.5%	5.3%
Dividend income exclusion	(1.9%)	(1.9%)	(2.0%)
Other	(0.6%)	(1.2%)	(1.7%)

Effective tax rate	38.3%	37.4%	36.6%

(10) SUPPLEMENTARY DATA

Unaudited operating results by quarter for the three years ended December 31, 2007 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2005

Total revenue	$73,522,242	$75,654,010	$75,935,438	$79,456,476	$304,568,166
Operating income	27,144,369	27,814,592	27,730,994	28,730,062	111,420,017
Net income	18,956,078	19,167,170	18,678,092	20,874,518	77,675,858
Net income per share	$0.55	$0.55	$0.54	$0.60	$2.24

	1st Q	2nd Q	3rd Q	4th Q	2006

Total revenue	$82,189,658	$85,510,655	$87,419,158	$89,469,761	$344,589,232
Operating income	29,173,061	31,496,430	31,261,339	32,863,568	124,794,398
Net income	20,200,414	20,528,941	21,514,523	24,967,484	87,211,362
Net income per share	$0.58	$0.59	$0.61	$0.71	$2.49

	1st Q	2nd Q	3rd Q	4th Q	2007

Total revenue	$91,683,091	$95,133,885	$92,712,818	$96,704,088	$376,233,882
Operating income	33,166,303	32,005,612	29,208,810	32,080,825	126,461,550
Net income	22,986,988	23,596,234	20,963,324	20,995,965	88,542,508
Net income per share	$0.65	$0.67	$0.59	$0.59	$2.50

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are, to the best of their knowledge, effective to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework. For the year ended December 31, 2007 we have made no changes in internal controls and we believe our internal control over financial reporting are effective at a reasonable assurance level based on said criteria.

Item 9B - Other Information

During its regular January 2008 meeting the Board of Directors approved the issuance of up to 260,000 shares of common stock to be sold to staff members at $37.00 per share pursuant to the MEDITECH 2004 Stock Purchase Plan.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2007, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	65	Chairman, Chief Executive Officer and Director
Lawrence A. Polimeno	66	Vice Chairman, Prior President and Director
Roland L. Driscoll	78	Director
Edward B. Roberts	72	Director
Morton E. Ruderman	71	Director
L. P. Dan Valente	77	Director
Howard Messing	55	President and Chief Operating Officer
Barbara A. Manzolillo	55	Treasurer, Chief Financial Officer and Clerk
Stuart N. Lefthes	54	Vice President of Sales
Christopher Anschuetz	55	Vice President of Technology
Robert G. Gale	61	Senior Vice President of Product Development
Joanne Wood	54	Vice President of Client Service
Steven B. Koretz	55	Vice President of Implementation
Hoda Sayed-Friel	49	Vice President of Marketing
Michelle O'Connor	41	Vice President of Product Development

The following is a description of the business experience during the past five years of each Director and Officer.

A. Neil Pappalardo, founder of MEDITECH, is the Chairman and Chief Executive Officer, and has been a Director since 1969. He is also a Director of Palomar Medical Technologies, Inc.

Lawrence A. Polimeno has been the Vice Chairman since 2002, was President and Chief Operating Officer prior to that, has been a Director since 1985, and has been with MEDITECH since 1969.

Roland L. Driscoll, retired Chief Financial Officer of MEDITECH, has been a Director since 1985.

Edward B. Roberts, co-founder of MEDITECH, is the David Sarnoff Professor of Management of Technology at the Sloan School of Management at the Massachusetts Institute of Technology, and has been a Director since 1969. He is also a Director of Sohu.com Inc.

Morton E. Ruderman, co-founder of MEDITECH, is Chief Executive Officer of CRES Development, a real estate developer, and has been a Director since 1969.

L. P. Dan Valente is Chairman of Palomar Medical Technologies, Inc., and has been a Director since 1972. He is also a Director of MKS Instruments and SurgiLight Inc.

Howard Messing has been the President and Chief Operating Officer since 2002, was the Executive Vice President prior to that, and has been with MEDITECH since 1974.

Barbara A. Manzolillo has been the Treasurer, Chief Financial Officer and Clerk since 1996, was the Treasurer prior to that, and has been with MEDITECH since 1975.

Stuart N. Lefthes has been the Vice President of Sales since 1997, was a Senior Manager prior to that, and has been with MEDITECH since 1983.

Christopher Anschuetz has been the Vice President of Technology since 1995, was a Senior Manager prior to that, and has been with MEDITECH since 1975.

Robert G. Gale has been the Senior Vice President of Product Development since 2007, was a Vice President of Product Development prior to that, and has been with MEDITECH since 1976.

Joanne Wood has been the Vice President of Client Service since 1995, was a Senior Manager prior to that, and has been with MEDITECH since 1983.

Steven B. Koretz has been the Vice President of Implementation since 1997, was a Senior Manager prior to that, and has been with MEDITECH since 1982.

Hoda Sayed-Friel has been the Vice President of Marketing since 2003, was a Senior Manager prior to that, and has been with MEDITECH since 1986.

Michelle O'Connor has been the Vice President of Product Development since 2007, was a Senior Manager prior to that, and has been with MEDITECH since 1988.

The address of all Officers and Directors is in care of Medical Information Technology, Inc., MEDITECH Circle, Westwood, MA 02090.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the COO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. During 2007 the Board held 4 regularly scheduled quarterly meetings and all 6 members attended all 4 meetings. Messrs. Driscoll, Roberts, Ruderman and Valente are "independent" as defined by the rules of the NYSE and NASDAQ.

The Board of Directors has an Audit Committee, an Executive Compensation Committee and a Charitable Contribution Committee. During 2007 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPAs and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The committee met 6 times in 2006 to review accounting practices and advise MEDITECH's CFO. In addition, the committee met with MEDITECH's Independent Registered Public Accounting firm and reviewed MEDITECH's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Executive Compensation Committee consists of Messrs. Ruderman and Roberts. This committee met once in 2007 to recommend the Chairman and Chief Executive Officer's annual salary, the criteria and amount for his bonus. The full Board of Directors annually approves the salary and bonus amount for each of the officers.

The Charitable Contribution Committee consists of Messrs. Ruderman, Polimeno, Pappalardo and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2007 the committee contributed $715,000 to 45 cultural, educational and social service organizations within the greater Boston area.

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

Item 11 - Executive Compensation

There are no employment contracts providing for continued compensation in effect for any Officer of MEDITECH. MEDITECH has no Stock Award programs, no Stock Option programs and no Non-equity Incentive plans. The compensation received by MEDITECH's Chief Executive Officer and the four most highly compensated other Officers for the past 3 years ended December 31 is summarized in the following table. The deferred columns represent both the annual increase in the individual's balance in the MEDITECH Profit Sharing Plan and the individual's share of MEDITECH's annual contribution to this Plan.

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

A. Neil Pappalardo	2007	$360,000	$699,562	0	0	$1,059,562
Chairman and Chief	2006	360,000	700,921	0	0	1,060,921
Executive Officer	2005	360,000	675,139	0	0	1,035,139

Howard Messing	2007	$264,000	$549,562	$119,586	$5,074	$938,222
President and Chief	2006	264,000	550,921	147,384	5,643	967,948
Operating Officer	2005	264,000	525,139	155,135	5,378	949,652

Lawrence A. Polimeno	2007	$180,000	$499,562	$119,586	$5,074	$804,222
Vice Chairman and	2006	180,000	500,921	147,384	5,643	833,948
Prior President	2005	180,000	475,139	155,135	5,378	815,652

Stuart N. Lefthes	2007	$216,000	$349,562	$119,586	$5,074	$690,222
Vice President	2006	192,000	400,921	147,384	5,643	745,948
of Sales	2005	192,000	375,139	146,644	5,378	719,161

Barbara A. Manzolillo	2007	$228,000	$349,562	$119,586	$5,074	$702,222
Treasurer and Chief	2006	228,000	350,921	147,384	5,643	731,948
Financial Officer	2005	228,000	325,139	155,135	5,378	713,652

Annual Cash Bonus: MEDITECH pays a Staff Bonus to all staff members, including officers, in recognition of services rendered by them during each calendar year. The individual portion of the Staff Bonus payable to each recipient is determined by prorating the sum of the recipient's last five years of cash compensation (capped at $600,000). MEDITECH also pays an Officer Bonus solely to the officers, in recognition of services rendered by them during the calendar year. The individual portion of the Officer Bonus payable to each recipient is determined by the Board. Cash bonuses are paid to the designated recipient during the following January.

Profit Sharing Plan: MEDITECH maintains a qualified defined contribution plan for all of MEDITECH's staff known as the Medical Information Technology, Inc. Profit Sharing Plan. All of the staff who have completed one year of service participate in the Plan. The Board of Directors sets the annual contribution which is allocated in proportion to total compensation of all eligible members for the Plan year (capped at $100,000). No allocation is allowable under this Plan to owners of 10% or more of MEDITECH's common stock. Contributions by members are not permitted. Benefits under the Plan are considered deferred compensation and become fully vested after five years of continuous service with MEDITECH. Members who have at least 20 years of service or who have incurred financial hardship may make in service withdrawals. Lump sum cash payment is made upon retirement, death, disability or termination of employment.

Compensation of Directors: The members of the Board of Directors who are not Officers of MEDITECH currently receive a fee of $8,000 for each quarterly meeting fully attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of MEDITECH during the year.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2007 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	13,558,632	38.21%
Morton E. Ruderman	4,992,704	14.07%
MEDITECH Profit Sharing Trust*	4,271,332	12.04%
Curtis W. Marble	3,500,000	9.86%
Grossman Group	2,061,144	5.81%
Lawrence A. Polimeno	1,043,876	2.94%
Edward B. Roberts	829,397	2.34%
Roland L. Driscoll	528,000	1.49%
Howard Messing	344,000	0.97%
Barbara A. Manzolillo	220,000	0.62%
L. P. Dan Valente	85,000	0.24%
Stuart N. Lefthes	74,700	0.21%
15 Directors and Officers as a Group*	22,011,369	62.04%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore is entitled to vote its shares in addition to his own 9,287,300 shares. Likewise the number of shares indicated for the 15 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2007, the Medical Information Technology, Inc. Profit Sharing Trust filed Forms 4 for its purchases of MEDITECH stock, but some of these filings were late. To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all other Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2007.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

A. Neil Pappalardo, Chairman, Chief Executive Officer and Director, purchased for cash from MEDITECH 25,000 shares of common stock at $32 per share in March 2006 and 25,000 shares of common stock at $35 per share in February 2007.

Howard Messing, President and Chief Operating Officer, purchased for cash from MEDITECH 15,000 shares of common stock at $32 per share in March 2006 and 15,000 shares of common stock at $35 per share in February 2007.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk, purchased for cash from MEDITECH 5,000 shares of common stock at $32 per share in February 2006 and 5,000 shares of common stock at $35 per share in February 2007.

Stuart N. Lefthes, Vice President of Sales, purchased for cash from MEDITECH 5,000 shares of common stock at $32 per share in February 2006 and 5,000 shares of common stock at $35 per share in February 2007.

On December 31, 2007, MEDITECH contributed 80,000 shares of common stock at $37 per share to the MEDITECH Profit Sharing Trust.

Item 14 - Principal Accounting Fees and Services

During 2007, Ernst & Young LLP's services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information and discussing various accounting, tax, and regulatory matters. Fees paid for audit services rendered by Ernst & Young LLP for the three years ended December 31, 2007 is as follows:

	2005	2006	2007

Annual audit and quarterly reviews	$127,000	$128,000	$207,400
Audit related to Profit Sharing Trust	11,000	11,000	12,000
Tax or all other matters	-	19,500

	$138,000	$158,500	$219,400

It is the policy of the Audit Committee to pre-approve all audit and non-audit services to be provided to MEDITECH by MEDITECH's Independent Registered Public Accounting Firm.

PART IV

Item 15 - Exhibits

Exhibit 3.1: MEDITECH's Articles of Organization, as amended to date, is incorporated by reference to an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2007.

Exhibit 3.2: MEDITECH's By-laws, as amended to date, is incorporated by reference to an exhibit to the annual report on Form 10-K for the year ended December 31, 2001.

Exhibit 10: MEDITECH 2004 Stock Purchase Plan is incorporated by reference to the annual report on Form 10-K for the year ended December 31, 2003.

Exhibit 21: Subsidiaries of the Company, Exhibit 23: Consent of Independent Registered Public Accounting Firm, Exhibit 31: Rule 13a-14(a) Certifications and Exhibit 32: Section 1350 Certifications are appended to this report.

There were no reports filed on Form 8-K during the quarter ended December 31, 2007.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 31, 2008
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2008.

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

Morton E. Ruderman, Director
(Signature)

L. P. Dan Valente, Director
(Signature)