Form 10-Q
period 2008-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2008-04-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2008

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

There were 35,687,426 shares of Common Stock, $1.00 par value, outstanding at March 31, 2008.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2007 and March 31, 2008

	Dec 31, 2007	Mar 31, 2008

Cash and equivalents	$22,567,940	$12,870,230
Marketable securities	210,137,628	206,330,736
Accounts receivable, less reserve	37,445,841	39,715,391

Current assets	270,151,409	258,916,357

Computer equipment	9,361,351	9,863,545
Furniture and fixtures	38,752,354	40,421,792
Buildings	175,130,131	178,772,239
Land	33,159,107	33,159,107
Accumulated depreciation	(87,690,598)	(90,070,576)

Fixed assets	168,712,345	172,146,107

Marketable securities	30,000,000	30,000,000
Other assets	13,625,289	13,351,797

Total assets	$482,489,043	$474,414,261

Accounts payable	$395,117	$4,056,296
Taxes payable	5,377,659	10,649,732
Accrued expenses	34,475,953	16,532,449
Customer deposits	25,604,508	25,048,045
Deferred taxes and tax reserves	3,171,231	1,114,727

Total liabilities	69,024,468	57,401,249

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,481,271
in 2007 and 35,687,426 in 2008	35,481,271	35,687,426
Additional paid-in capital	54,869,077	62,290,657
Retained income	321,703,233	320,824,279
Unrealized security gains (losses), net of tax	1,410,994	(1,789,350)

Shareholder equity	413,464,575	417,013,012

Total liabilities and shareholder equity	$482,489,043	$474,414,261

Consolidated Statement of Income for the Three Months Ended March 31, 2007 and 2008

	3 months	ended on
	Mar 31, 2007	Mar 31, 2008

Product revenue	$49,906,409	$47,848,208
Service revenue	41,776,682	48,908,919

Total revenue	91,683,091	96,757,127

Operations, development	39,070,723	44,823,827
Selling, G & A	19,446,065	20,838,156

Operating expense	58,516,788	65,661,983

Operating income	33,166,303	31,095,144

Other income	5,474,024	5,409,167
Other expense	1,910,617	2,033,011

Pretax income	36,729,710	34,471,300

State income tax	3,081,930	2,632,014
Federal income tax	10,660,792	10,365,044

Income tax	13,742,722	12,997,058

Net income	$22,986,988	$21,474,242

Consolidated Statement of Cash Flow for the Three Months Ended March 31, 2007 and 2008

	3 months	ended on
	Mar 31, 2007	Mar 31, 2008

Net income	$22,986,988	$21,474,242
Depreciation expense	2,175,200	2,379,978
Amortization expense	0	213,492
Gain on sales of marketable securities	(2,141)	0
Deferred taxes on unrealized securities (gains) losses	(1,421,232)	2,133,561
Change in accounts receivable	1,157,218	(2,269,550)
Change in accounts payable	3,520,643	3,661,179
Change in taxes payable	7,626,784	5,272,073
Change in accrued expenses	(16,106,717)	(17,943,504)
Change in customer deposits	(1,518,789)	(556,463)
Change in deferred taxes and tax reserves	1,724,954	(2,056,503)

Net cash from operations	20,142,908	12,308,505

Purchases of marketable securities	(11,253,004)	(21,527,010)
Sales of marketable securities	26,505,000	20,000,000
Purchases of fixed assets	(5,354,114)	(5,813,740)
Change in other assets	(1,240,000)	60,000

Net cash from (used in) investing	8,657,882	(7,280,750)

Sales of common stock	8,159,830	7,627,735
Dividends paid	(21,100,880)	(22,353,200)

Net cash used in financing	(12,941,050)	(14,725,465)

Net change in cash and equivalents	15,859,740	(9,697,710)
Cash and equivalents at beginning	13,660,733	22,567,940

Cash and equivalents at end	$29,520,473	$12,870,230

Notes To Consolidated Financial Statements

1. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 included in MEDITECH's Form 10-K filed on January 31, 2008. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, results of operations and cash flow.

2. MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 requires reporting both basic and diluted earnings per share. MEDITECH has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period.

	3 months	ended on
	Mar 31, 2007	Mar 31, 2008

Net income	$22,986,988	$21,474,242
Average number of shares	35,323,558	35,618,708
Earnings per share	$0.65	$0.60

The average number of shares outstanding during the periods reflects the issuance of 233,138 shares in February 2007 and 206,155 shares in February 2008 pursuant to the 2004 Stock Purchase Plan.

3. MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains/losses/reclassifications on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.

	3 months	ended on
	Mar 31, 2007	Mar 31, 2008

Net income	$22,986,988	$21,474,242
Net unrealized security gains (losses)	2,131,847	(3,200,344)

Comprehensive income	$25,118,835	$18,273,898

4. MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. MEDITECH's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) are reported as a component of deferred taxes and shareholder equity. The fair market value of marketable securities was determined based on quoted prices in active markets. In addition MEDITECH holds short and long term U.S. government agency issues which have been classified as held-to-maturity. These are recorded in the financial statements at their cost which approximates their fair value.

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in earnings. At March 31, 2008 MEDITECH's marketable securities had a fair market value of $236,330,736 which included a gross unrealized gain of $13,352,517 and a gross unrealized loss of $16,334,765. The gross unrealized loss was composed of 15 equities with an original cost of $137,669,817 and a fair market value of $121,335,052. None of these equities had been in loss status for more than 5% of cost for longer than 77 consecutive days. MEDITECH considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments are temporary at March 31, 2008. However, the recovery of these investments is based upon market factors which are not within MEDITECH's control. MEDITECH will continue to evaluate whether the impairments are temporary.

5. As of March 31, 2008 MEDITECH had capitalized $6,000,404 in land costs, $2,582,640 in architectural and engineering fees, and $32,564,915 in construction costs for a facility under development to be used for MEDITECH's ongoing operations.

6. MEDITECH follows the provisions of Financial Accounting Standards Board Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments is the $2,320,000 balance on a mortgage note from LSS Data Systems Inc. which is fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrower. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $6,375,702 at March 31, 2008.

Other assets also include both tangible and intangible net assets associated with the 2nd quarter 2007 acquisition of Patient Care Technologies Inc. Refer to Part II Item 5 for more disclosure regarding the acquisition. MEDITECH accounted for this acquisition under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. MEDITECH has completed its final purchase price allocation. The values of assets acquired and liabilities assumed, including the identified intangibles, such as developed technology and backlog, are based upon management's estimates of fair value as of the date of acquisition. These identified intangibles are valued at $5,977,801 and are being amortized over their 7 year useful lives. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. An acquired deferred tax asset was also recognized to reflect the carryforward of net operating losses expected to be realized.

7. MEDITECH follows the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. Based on the criteria set forth in FIN 48, MEDITECH's tax reserves amounted to potential tax assessments of $6,410,803 plus interest and penalties of $8,008,180 at December 31, 2007 and $6,369,813 plus interest and penalties of $8,274,170 at March 31, 2008. These reserves relate to the research tax credit, domestic production activities deduction, and state nexus. The years 2005 through 2007 are subject to examination by the IRS and various years are subject to examination by state tax authorities. Should these tax reserves be reversed in their entirety, the 2008 estimated tax rate of 38% would drop to 28%.

8. MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131, MEDITECH currently operates in one operating segment, medical software and services. MEDITECH derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of MEDITECH's assets are located within the United States. The following table indicates the source of revenue.

	3 months	ended on
Country	Mar 31, 2007	Mar 31, 2008

United States	86%	90%
Canada	11%	9%
All others	3%	1%

9. Effective January 1, 2008, MEDITECH adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides for expanded disclosure and guidelines to determine fair market value of assets and liabilities. SFAS 157 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and full quantitative disclosure is provided under footnote 4.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

MEDITECH acquired Patient Care Technologies, Inc. in the 2nd quarter of 2007. The following table does not include their operating results for the 1st quarter of 2007.

Results of	3 months	ended on	Percent
Operations	Mar 31, 2007	Mar 31, 2008	Change

Total revenue	$91,683,091	$96,757,127	5.5%
Operating income	33,166,303	31,095,144	(6.2%)
Net income	22,986,988	21,474,242	(6.6%)
Average number of shares	35,323,558	35,618,708	0.8%
Earnings per share	$0.65	$0.60	(7.4%)
Cash dividends per share	$0.60	$0.63	5.0%

Total revenue from both existing and new customers increased by $5.1 million. It was composed of a $2.0 million decrease in product revenue and a $7.1 million increase in service revenue.

Operating expense increased by $7.1 million or 12.2% due primarily to additional staff members. The resultant operating income decreased by $2.1 million.

Other income decreased by $0.1 million due primarily to reduced investment income. Other expense increased by $0.1 million due primarily to additional rental expenses. The resultant pretax income decreased by $2.3 million or 6.1%.

MEDITECH's effective tax rate increased from 37.4% to 37.7% due primarily to the discontinuance of the research tax credit. Net income decreased by $1.5 million due primarily to the greater increase in expense compared to revenue.

Financial Condition	Dec 31, 2007	Mar 31, 2008

Cash and equivalents	$22,567,940	$12,870,230
Total assets	482,489,043	474,414,261
Total liabilities	69,024,468	57,401,249
Shareholder equity	413,464,575	417,013,012
Outstanding number of shares	35,481,271	35,687,426
Shareholder equity per share	$11.65	$11.69

Accounts payable increased by $3.7 million during the quarter primarily because no payroll tax withholding was outstanding at December 31, 2007 while $2.7 million was outstanding at March 31, 2008.

Taxes payable increased by $5.3 million during the quarter primarily as a result of the federal tax payment schedule which calls for payment of both the first and second quarter's estimated tax expense during the second quarter.

Accrued expenses decreased by $17.9 million during the quarter primarily as a result of the payment of $27.3 million in bonuses applicable to 2007, offset by the accrual of $8.4 million in bonus expenses applicable to 2008.

At March 31, 2008 MEDITECH's cash, cash equivalents and marketable securities totaled $249.2 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. For the first three months of 2008 cash flow from operations was $12.3 million, cash flow used in investing was $7.3 million and cash flow used in financing was $14.7 million. The payment of $22.4 million in dividends to shareholders was the primary use of cash generated by operating activities during the quarter.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2008 was $417.0 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are, to the best of their knowledge, effective to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

During February 2005 a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all six of MEDITECH's Directors. The complaint was subsequently amended to add MEDITECH as a defendant. During March 2006 the court dismissed the breach of fiduciary duty claims brought against the individual defendants. The remaining claim is an ERISA benefits claim against the Plan, the Plan's trustee, and MEDITECH. The complaint seeks certification of the case as a class action, a judgment against the defendants, a permanent injunction ordering the Plan to consult an outside appraiser in valuing the Plan's assets, removal of the Plan Trustee, and damages, interest, attorneys' fees and costs. During March 2007 the court denied the plaintiff's motion for the complaint to be certified as a class action. Subsequently the plaintiff requested reconsideration of the decision, which was also denied. The plaintiff then sought permission to appeal the decision in the United States Court of Appeals for the First Circuit. In July 2007 this was also denied. Discovery was closed on November 27, 2007. In March 2008 plaintiffs filed an amended motion for class certification, which defendants have opposed. In April 2008 defendants filed a motion for summary judgment, which plaintiffs are expected to oppose. A hearing on the class certification and summary judgment motions is scheduled for June 17, 2008.

Item 1A - Risk Factors

No material changes from risk factors as previously disclosed in the prior Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the first quarter of 2008. However, during the first quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 28,123 shares of MEDITECH's common stock for a total of $1,040,551 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the first quarter of 2008.

1st quarter	shares	price per
of 2008	purchased	share

January	0
February	5,540	$37.00
March	22,583	$37.00

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 7 Blue Hill River Road, Canton, Massachusetts, on Monday, April 28, 2008. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Barbara A. Manzolillo, keeping the minutes.

On the March 28, 2008 record date there were a total of 35,687,426 shares of Common Stock, par value $1.00 per share outstanding. A total of 32,151,131 shares or 90.1% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or by ballot.

The following six directors of MEDITECH were elected to serve until the 2009 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified, with votes cast as follows:

	shares	shares
	in favor	withheld

A. Neil Pappalardo	32,131,246	19,885
Lawrence A. Polimeno	32,131,146	19,985
Roland L. Driscoll	32,131,246	19,885
Edward B. Roberts	32,131,246	19,885
Morton E. Ruderman	32,131,246	19,885
L. P. Dan Valente	32,131,246	19,885

A proposal to ratify the selection of Ernst and Young LLP as MEDITECH's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008 was approved, with 32,082,768 shares in favor, 25,690 shares against and 42,673 shares abstaining.

Item 5 - Other Information

Patient Care Technologies, Inc. (PtCT of Georgia) was engaged in the development, manufacture and licensing of computer software products and their support for the home health care industry. Prior to the 2nd quarter 2007 MEDITECH paid $3,315,000 for approximately 43.5% of the outstanding capital stock of PtCT of Georgia. On April 12, 2007 MEDITECH paid $2,326,443 and acquired additional shares from certain PtCT of Georgia shareholders, thereby increasing its ownership to 90.2%.

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

Item 6 - Exhibits

Exhibit 3.1: MEDITECH's Articles of Organization, as amended to date, are incorporated by reference to an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2007.

Exhibit 3.2: MEDITECH's By-laws, as amended to date, are incorporated by reference to an exhibit to the annual report on Form 10-K for the year ended December 31, 2001.

Exhibit 31: Rule 13a-14(a) Certifications and Exhibit 32: Section 1350 Certifications are appended to this report.

There were no reports filed on Form 8-K during the quarter ended March 31, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

April 30, 2008
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)