Form 10-Q
period 2008-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2008-08-01
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2008

0-28092
(Commission file number)

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State of Incorporation)

04-2455639
(IRS Employer Identification Number)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

There were 35,687,426 shares of Common Stock, $1.00 par value, outstanding at June 30, 2008.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2007 and June 30, 2008

	Dec 31, 2007	Jun 30, 2008

Cash and equivalents	$22,567,940	$19,205,366
Marketable securities	210,137,628	182,831,468
Accounts receivable, less reserve	37,445,841	43,248,732

Current assets	270,151,409	245,285,566

Computer equipment	9,361,351	9,029,771
Furniture and fixtures	38,752,354	40,724,770
Buildings	175,130,131	179,274,817
Land	33,159,107	33,159,107
Accumulated depreciation	(87,690,598)	(89,295,165)

Fixed assets	168,712,345	172,893,300

Marketable securities	30,000,000	30,000,000
Other assets	13,625,289	13,078,305

Total assets	$482,489,043	$461,257,171

Accounts payable	$395,117	$4,347,052
Taxes payable	5,377,659	2,129,068
Accrued expenses	34,475,953	23,434,802
Customer deposits	25,604,508	25,827,098
Deferred taxes and tax reserves	3,171,231	(4,130,863)

Total liabilities	69,024,468	51,607,157

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,481,271
in 2007 and 35,687,426 in 2008	35,481,271	35,687,426
Additional paid-in capital	54,869,077	62,290,657
Retained income	321,703,233	314,664,895
Unrealized security gains (losses), net of tax	1,410,994	(2,992,964)

Shareholder equity	413,464,575	409,650,014

Total liabilities and shareholder equity	$482,489,043	$461,257,171

Consolidated Income Statement for the Three and Six Months Ended June 30, 2007 and 2008

	3 months	ended on	6 months	ended on
	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008

Product revenue	$50,114,528	$47,085,813	$100,020,937	$94,934,021
Service revenue	45,019,357	50,123,189	86,796,039	99,032,108

Total revenue	95,133,885	97,209,002	186,816,976	193,966,129

Operations, development	42,211,927	45,321,931	81,282,650	90,145,758
Selling, G & A	20,916,346	21,301,443	40,362,411	42,139,599

Operating expense	63,128,273	66,623,374	121,645,061	132,285,357

Operating income	32,005,612	30,585,628	65,171,915	61,680,772

Other income (loss)	7,225,848	(2,101,951)	12,699,872	3,307,216
Other expense	1,868,298	2,200,159	3,778,915	4,233,170

Pretax income	37,363,162	26,283,518	74,092,872	60,754,818

State income tax	3,112,232	1,979,706	6,194,162	4,611,720
Federal income tax	10,654,696	7,980,117	21,315,488	18,345,161

Income tax	13,766,928	9,959,823	27,509,650	22,956,881

Net income	$23,596,234	$16,323,695	$46,583,222	$37,797,937

Consolidated Cash Flow Statement for the Six Months Ended June 30, 2007 and 2008

	6 months	ended on
	Jun 30, 2007	Jun 30, 2008

Net income	$46,583,222	$37,797,937
Depreciation expense	4,385,144	4,728,087
Amortization expense	0	426,984
Writedown of marketable securities	0	15,016,345
Recovery of a prior writedown	0	(3,483,834)
Gain on sales of marketable securities	(1,560,434)	(7,126,111)
Deferred taxes on unrealized securities losses	1,233,940	2,935,970
Change in accounts receivable	(479,786)	(5,802,891)
Change in accounts payable	3,822,144	3,951,935
Change in taxes payable	(1,917,359)	(3,248,591)
Change in accrued expenses	(4,961,937)	(11,041,152)
Change in customer deposits	(2,873,958)	2,363,589
Change in deferred taxes and tax reserves	(1,009,160)	(9,443,093)

Net cash from operations	43,221,816	27,075,175

Purchases of marketable securities	(30,770,012)	(31,527,010)
Sales of marketable securities	43,317,712	47,086,845
Purchases of fixed assets	(15,198,037)	(8,909,041)
Change in other assets	(3,686,246)	120,000

Net cash (used in) from investing	(6,336,583)	6,770,794

Sales of common stock	8,159,830	7,627,735
Dividends paid	(42,341,642)	(44,836,278)

Net cash used in financing	(34,181,812)	(37,208,543)

Net change in cash and equivalents	2,703,421	(3,362,574)
Cash and equivalents at beginning	13,660,733	22,567,940

Cash and equivalents at end	$16,364,154	$19,205,366

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

	3 months	ended on	6 months	ended on
	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008

Net income	$23,596,234	$16,323,695	$46,583,222	$37,797,937
Average number of shares	35,362,415	35,653,067	35,362,415	35,653,067
Earnings per share	$0.67	$0.46	$1.32	$1.06

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

	3 months	ended on	6 months	ended on
	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008

Net income	$23,596,234	$16,323,695	$46,583,222	$37,797,937
Net unrealized security losses	(3,982,758)	(1,203,614)	(1,850,911)	(4,403,958)

Comprehensive income	$19,613,476	$15,120,081	$44,732,311	$33,393,979

4. MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. MEDITECH's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair value and any unrealized gains (losses) are reported as a component of deferred taxes and shareholder equity. The fair value of marketable securities was determined based on quoted prices in active markets. In addition MEDITECH holds short and long term U.S. government agency issues which have been classified as held-to-maturity. These are recorded in the financial statements at their cost which approximates their fair value.

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in market value below the cost basis is other than temporary. If the decline in market value is judged as such, the cost basis of the individual security shall be reduced to market value and the amount of the write-down shall be reflected in earnings. At June 30, 2008 MEDITECH determined the decline in market value of 6 equity issues we own is other than temporary and reduced their cost basis by $15,016,345 to bring it in line with market value. This write-down was partially offset by a pretax gain of $7,126,111 from the June sale of 2 equity issues.

MEDITECH's resultant marketable securities had a market value of $212,831,468 which included a gross unrealized gain of $5,393,835 and a gross unrealized loss of $10,382,106. The gross unrealized loss was composed of 13 equities with an original cost of $105,326,935 and a market value of $94,944,829. None of these equities had been in loss status for more than 5% of cost for longer than 30 consecutive days. However, the market value of these equities is based upon factors which are not within MEDITECH's control and further deterioration may occur. MEDITECH considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments are temporary at June 30, 2008. MEDITECH continues to evaluate whether the situation warrants further write-downs.

5. During the 2nd quarter 2008 MEDITECH began staff member occupancy of a new facility. MEDITECH spent $6,000,404 for the land, $2,581,312 in architectural and engineering fees, and $33,068,821 in construction costs for this facility.

6. MEDITECH follows the provisions of Financial Accounting Standards Board Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and, as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments is the $2,260,000 balance on a mortgage note from LSS Data Systems Inc. which is fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrower. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $6,315,702 at June 30, 2008.

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

7. MEDITECH follows the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. Based on the criteria set forth in FIN 48, MEDITECH's tax reserves amounted to potential tax assessments of $6,410,803 plus interest and penalties of $8,008,180 at December 31, 2007 and $5,916,988 plus interest and penalties of $9,001,995 at June 30, 2008. These reserves relate to the research tax credit, domestic production activities deduction, and state nexus. The years 2006 through 2007 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. Should these tax reserves be reversed in their entirety, the 2008 effective tax rate of 38% would drop to 28%.

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

	3 months	ended on	6 months	ended on
Country	Jun 30, 2007	Jun 30, 2008	Jun 30, 2007	Jun 30, 2008

United States	87%	90%	87%	90%
Canada	11%	8%	11%	8%
All others	2%	2%	2%	2%

9. Effective January 1, 2008 MEDITECH adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides for expanded disclosure and guidelines to determine fair value of assets and liabilities. SFAS 157 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of	3 months	ended on	Percent
Operations	Jun 30, 2007	Jun 30, 2008	Change

Total revenue	$95,133,885	$97,209,002	2.2%
Operating income	32,005,612	30,585,628	(4.4%)
Net income	23,596,234	16,323,695	(30.8%)
Average number of shares	35,362,415	35,653,067	0.8%
Earnings per share	$0.67	$0.46	(31.4%)
Cash dividends per share	$0.60	$0.63	5.0%

Total revenue from both existing and new customers increased by $2.1 million. It was composed of a $3.0 million decrease in product revenue and a $5.1 million increase in service revenue.

Operating expense increased by $3.5 million or 5.5% due primarily to higher staff related costs. The resultant operating income decreased by $1.4 million.

Other income decreased by $9.3 million due primarily to an investment impairment. Other expense increased by $0.3 million due primarily to higher litigation related costs. The resultant pretax income decreased by $11.1 million or 29.7%.

MEDITECH's effective tax rate increased from 36.8% to 37.9% due primarily to the discontinuation of the research tax credit. Net income decreased by $7.3 million due primarily to an investment impairment.

MEDITECH acquired Patient Care Technologies, Inc. in the 2nd quarter of 2007. The following table does not include their operating results for the 1st quarter of 2007.

Results of	6 months	ended on	Percent
Operations	Jun 30, 2007	Jun 30, 2008	Change

Total revenue	$186,816,976	$193,966,129	3.8%
Operating income	65,171,915	61,680,772	(5.4%)
Net income	46,583,222	37,797,937	(18.9%)
Average number of shares	35,362,415	35,653,067	0.8%
Earnings per share	$1.32	$1.06	(19.5%)
Cash dividends per share	$1.20	$1.26	5.0%

Total revenue from both existing and new customers increased by $7.1 million. It was composed of a $5.1 million decrease in product revenue and a $12.2 million increase in service revenue.

Operating expense increased by $10.6 million or 8.7% due primarily to higher staff related costs. The resultant operating income decreased by $3.5 million.

Other income decreased by $9.3 million due primarily to an investment impairment. Other expense increased by $0.5 million due primarily to higher litigation related costs. The resultant pretax income decreased by $13.3 million or 18.0%.

MEDITECH's effective tax rate increased from 37.1% to 37.8% due primarily to the discontinuation of the research tax credit. Net income decreased by $8.8 million due primarily to an investment impairment.

Financial Condition	Dec 31, 2007	Jun 30, 2008

Cash and equivalents	$22,567,940	$19,205,366
Total assets	482,489,043	461,257,171
Total liabilities	69,024,468	51,607,157
Shareholder equity	413,464,575	409,650,014
Outstanding number of shares	35,481,271	35,687,426
Shareholder equity per share	$11.65	$11.48

Accounts payable increased by $4.0 million during the first 6 months primarily because no payroll tax withholding was outstanding at December 31, 2007 while $3.0 million was outstanding at June 30, 2008.

Taxes payable decreased by $3.2 million during the first 6 months due primarily to additional state tax payments in 2008.

Accrued expenses decreased by $11.0 million during the first 6 months primarily as a result of the payment of $27.3 million in bonuses applicable to 2007, offset by the accrual of $16.7 million in bonus expenses applicable to 2008.

At June 30, 2008 MEDITECH's cash, cash equivalents and marketable securities totaled $232.0 million. Marketable securities consisted of preferred equities, common equities and government notes which can easily be converted to cash. For the first 6 months of 2008 cash flow from operations was $27.1 million, cash flow from investing was $6.8 million and cash flow used in financing was $37.2 million. The payment of $44.8 million in dividends to shareholders was the primary use of cash generated by operating activities during the first 6 months.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2008 was $409.7 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with equity securities is covered in note 4 to Consolidated Financial Statements.

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

Part II - Other Information

Item 1 - Legal Proceedings

During February 2005 a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all six of MEDITECH's Directors. The complaint was subsequently amended to add MEDITECH as a defendant. During March 2006 the court dismissed the breach of fiduciary duty claims brought against the individual defendants. The remaining claim is an ERISA benefits claim against the Plan, the Plan's trustee, and MEDITECH. The complaint seeks certification of the case as a class action, a judgment against the defendants, a permanent injunction ordering the Plan to consult an outside appraiser in valuing the Plan's assets, removal of the Plan Trustee, and damages, interest, attorneys' fees and costs. During March 2007 the court denied the plaintiff's motion for the complaint to be certified as a class action. Subsequently the plaintiff requested reconsideration of the decision, which was also denied. The plaintiff then sought permission to appeal the decision in the United States Court of Appeals for the First Circuit. In July 2007 this was also denied. Discovery was closed on November 27, 2007. In March 2008 plaintiffs filed an amended motion for class certification, which defendants have opposed. In April 2008 defendants filed a motion for summary judgment, which plaintiffs have opposed. A hearing on the class certification and summary judgment motions took place on June 17, 2008. The result is pending.

Item 1A - Risk Factors

No material changes from risk factors as previously disclosed in the prior Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 2nd quarter of 2008. However, during the 2nd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 4,756 shares of MEDITECH's common stock for a total of $175,972 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the 2nd quarter of 2008.

2nd quarter	shares	price per
of 2008	purchased	share

April	1,636	$37.00
May	1,455	$37.00
June	1,665	$37.00

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Shareholders

None

Item 5 - Other Information

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

There were no reports filed on Form 8-K during the quarter ended June 30, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

July 31, 2008
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)