Form 10-Q
period 2008-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2008-11-03
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

There were 35,687,426 shares of Common Stock, $1.00 par value, outstanding at September 30, 2008.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2007 and September 30, 2008

	Dec 31, 2007	Sep 30, 2008

Cash and equivalents	$22,567,940	$10,956,638
Marketable securities	210,137,628	144,331,305
Accounts receivable, less reserve	37,445,841	46,166,691

Current assets	270,151,409	201,454,634

Computer equipment	9,361,351	9,498,411
Furniture and fixtures	38,752,354	41,685,727
Buildings	175,130,131	179,396,034
Land	33,159,107	33,159,107
Accumulated depreciation	(87,690,598)	(91,685,448)

Fixed assets	168,712,345	172,053,831

Marketable securities	30,000,000	30,000,000
Other assets	13,625,289	12,776,672

Total assets	$482,489,043	$416,285,137

Accounts payable	$395,117	$4,190,497
Taxes payable	5,377,659	4,185,446
Accrued expenses	34,475,953	32,395,530
Customer deposits	25,604,508	26,326,311
Deferred taxes and tax reserves	3,171,231	(7,014,967)

Total liabilities	69,024,468	60,082,817

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,481,271
in 2007 and 35,687,426 in 2008	35,481,271	35,687,426
Additional paid-in capital	54,869,077	62,290,657
Retained income	321,703,233	265,117,299
Unrealized security gains (losses), net of tax	1,410,994	(6,893,062)

Shareholder equity	413,464,575	356,202,320

Total liabilities and shareholder equity	$482,489,043	$416,285,137

Consolidated Income Statement for the Three and Nine
Months Ended September 30, 2007 and 2008

	3 months	ended on	9 months	ended on
	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008

Product revenue	$46,526,763	$49,521,765	$146,547,700	$144,455,786
Service revenue	46,186,055	51,067,489	132,982,094	150,099,597

Total revenue	92,712,818	100,589,254	279,529,794	294,555,383

Operations, development	43,303,274	45,406,484	124,585,924	135,552,242
Selling, G & A	20,200,734	21,946,945	60,563,145	64,086,544

Operating expense	63,504,008	67,353,429	185,149,069	199,638,786

Operating income	29,208,810	33,235,825	94,380,725	94,916,597

Other income (loss)	6,066,417	(44,920,165)	18,766,289	(41,612,949)
Other expense	1,894,851	2,148,216	5,673,766	6,381,386

Pretax income	33,380,376	(13,832,556)	107,473,248	46,922,262

State income tax	2,812,763	2,499,990	9,006,925	7,111,710
Federal income tax	9,604,289	10,731,971	30,919,777	29,077,132

Income tax	12,417,052	13,231,961	39,926,701	36,188,842

Net income	$20,963,324	($27,064,517)	$67,546,547	$10,733,420

Consolidated Cash Flow Statement for the Nine
Months Ended September 30, 2007 and 2008

	9 months	ended on
	Sep 30, 2007	Sep 30, 2008

Net income	$67,546,547	$10,733,420
Depreciation expense	6,616,499	7,232,706
Amortization expense	0	640,474
Writedown of marketable securities	0	65,016,345
Recoveries of prior writedowns	0	(3,483,834)
Gain on sales of marketable securities	(1,828,334)	(7,126,111)
Deferred taxes on unrealized securities losses	3,048,192	5,536,037
Change in accounts receivable	(1,166,875)	(8,720,850)
Change in accounts payable	3,736,676	3,795,380
Change in taxes payable	(868,254)	(1,192,213)
Change in accrued expenses	1,823,342	(2,080,425)
Change in customer deposits	(1,229,012)	721,803
Change in deferred taxes and tax reserves	(3,465,362)	(10,186,198)

Net cash from operations	74,213,419	60,886,534

Purchases of marketable securities	(69,133,413)	(49,527,010)
Sales of marketable securities	76,307,712	47,086,845
Purchases of fixed assets	(24,663,215)	(10,574,192)
Change in other assets	(3,626,246)	208,141

Net cash used in investing	(21,115,162)	(12,806,216)

Sales of common stock	8,159,830	7,627,735
Dividends paid	(63,582,405)	(67,319,355)

Net cash used in financing	(55,422,575)	(59,691,620)

Net change in cash and equivalents	(2,324,318)	(11,611,302)
Cash and equivalents at beginning	13,660,733	22,567,940

Cash and equivalents at end	$11,336,415	$10,956,638

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

	3 months	ended on	9 months	ended on
	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008

Net income (loss)	$20,963,324	($27,064,517)	$67,546,547	$10,733,420
Average number of shares	35,375,367	35,664,520	35,375,367	35,664,520
Earnings per share	$0.59	($0.76)	$1.91	$0.30

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

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be reduced to fair value and the amount of the write-down shall be reflected in earnings. During the 3rd quarter 2008 MEDITECH determined the decline in fair value of 8 equity issues to be other than temporary and reduced their cost basis by $50,000,000 to bring it in line with fair value. Year to date impairments, net of recoveries, amount to $61,532,511.

MEDITECH's resultant marketable securities had a fair value of $174,331,305 which included gross unrealized gains of $3,755,067 and gross unrealized losses of $15,243,502. Most of the securities in loss status are preferred securities, which are current on dividend payments and maintain investment grade ratings. MEDITECH considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments were temporary at September 30, 2008. MEDITECH continues to evaluate whether the situation warrants further write-downs.

4. MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains/losses/reclassifications on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.

	3 months	ended on	9 months	ended on
	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008

Net income (loss)	$20,963,324	($27,064,517)	$67,546,547	$10,733,420
Net unrealized security losses	(2,721,380)	(3,900,098)	(4,572,291)	(8,304,055)

Comprehensive income (loss)	$18,241,944	($30,964,615)	$62,974,256	$2,429,365

5. During the 2nd quarter 2008 MEDITECH began staff member occupancy of a new facility. MEDITECH spent $6,000,404 for the land, $2,581,312 in architectural and engineering fees, and $33,190,036 in construction costs for this facility.

6. MEDITECH follows the provisions of Financial Accounting Standards Board Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and, as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments is the $2,200,000 balance on a mortgage note from LSS Data Systems Inc. which is fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrower. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $6,227,561 at September 30, 2008.

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

7. MEDITECH follows the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. Based on the criteria set forth in FIN 48, MEDITECH's tax reserves amounted to potential tax assessments of $6,410,803 plus interest and penalties of $8,008,180 at December 31, 2007. These reserves have not changed significantly at September 30, 2008. These reserves relate to the research tax credit, domestic production activities deduction, and state nexus. The years 2006 through 2007 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. Should these tax reserves be reversed in their entirety, the 2008 overall tax amount would drop by a third.

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

	3 months	ended on	9 months	ended on
Country	Sep 30, 2007	Sep 30, 2008	Sep 30, 2007	Sep 30, 2008

United States	87%	90%	86%	90%
Canada	12%	8%	12%	8%
All others	1%	2%	2%	2%

9. Effective January 1, 2008 MEDITECH adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides for expanded disclosure and guidelines to determine fair value of assets and liabilities. SFAS 157 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and are considered Level 1 assets as defined by SFAS 157.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of	3 months	ended on	Percent
Operations	Sep 30, 2007	Sep 30, 2008	Change

Total revenue	$92,712,818	$100,589,254	8.5%
Operating income	29,208,810	33,235,825	13.8%
Net income (loss)	20,963,324	(27,064,517)	(229.1%)
Average number of shares	35,375,367	35,664,520	0.8%
Earnings per share	$0.59	($0.76)	(228.1%)
Cash dividends per share	$0.60	$0.63	5.0%

Total revenue from both existing and new customers increased by $7.9 million. It was composed of a $3.0 million increase in product revenue and a $4.9 million increase in service revenue.

Operating expense increased by $3.8 million or 6.1% due primarily to higher staff related costs. The resultant operating income increased by $4.0 million.

Other income decreased by $51.0 million due primarily to investment impairments. Other expense increased by $0.3 million due primarily to higher litigation related costs. The resultant pretax income decreased by $47.2 million or 141.4%.

MEDITECH's effective tax rate increased substantially from 37.2% due primarily to $50.0 million in investment impairments without any tax benefit. Net income decreased by $48.0 million due primarily to these impairments.

MEDITECH acquired Patient Care Technologies, Inc. in the 2nd quarter of 2007. The following table does not include their operating results for the 1st quarter of 2007.

Results of	9 months	ended on	Percent
Operations	Sep 30, 2007	Sep 30, 2008	Change

Total revenue	$279,529,794	$294,555,383	5.4%
Operating income	94,380,725	94,916,597	0.6%
Net income	67,546,547	10,733,420	(84.1%)
Average number of shares	35,375,367	35,664,520	0.8%
Earnings per share	$1.91	$0.30	(84.2%)
Cash dividends per share	$1.80	$1.89	5.0%

Total revenue from both existing and new customers increased by $15.0 million. It was composed of a $2.1 million decrease in product revenue and a $17.1 million increase in service revenue.

Operating expense increased by $14.5 million or 7.8% due primarily to higher staff related costs. The resultant operating income increased by $0.5 million.

Other income decreased by $60.4 million due primarily to investment impairments. Other expense increased by $0.7 million due primarily to higher litigation related costs. The resultant pretax income decreased by $60.6 million or 56.3%.

MEDITECH's effective tax rate increased substantially from 37.2% due primarily to $61.5 million in investment impairments with limited tax benefit. Net income decreased by $56.8 million due primarily to these impairments.

Financial Condition	Dec 31, 2007	Sep 30, 2008

Cash and equivalents	$22,567,940	$10,956,638
Total assets	482,489,043	416,285,137
Total liabilities	69,024,468	60,082,817
Shareholder equity	413,464,575	356,202,320
Outstanding number of shares	35,481,271	35,687,426
Shareholder equity per share	$11.65	$9.98

Accounts payable increased by $3.8 million during the first 9 months primarily because no payroll tax withholding was outstanding at December 31, 2007 while $3.0 million was outstanding at September 30, 2008.

Taxes payable decreased by $1.2 million during the first 9 months due primarily to additional state tax payments in 2008.

Accrued expenses decreased by $2.1 million during the first 9 months primarily as a result of the payment of $27.3 million in bonuses applicable to 2007, offset by the accrual of $25.7 million in bonus expenses applicable to 2008.

At September 30, 2008 MEDITECH's cash, cash equivalents and marketable securities totaled $185.3 million. Marketable securities consisted of preferred equities, common equities and government notes. For the first 9 months of 2008 cash flow from operations was $60.9 million, cash flow used in investing was $12.8 million and cash flow used in financing was $59.7 million. The payment of $67.3 million in dividends to shareholders was the primary use of cash generated by operating activities during the first 9 months.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2008 was $356.2 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, customer service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3rd quarter of 2008. However, during the 3rd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 9,735 shares of MEDITECH's common stock for a total of $360,195 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the 3rd quarter of 2008.

3rd quarter	shares	price per
of 2008	purchased	share

July	0	$37.00
August	5,730	$37.00
September	4,005	$37.00

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

There were no reports filed on Form 8-K during the quarter ended September 30, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

November 3, 2008
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)