Form 10-K
period 2008-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2009-01-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

No public trading market exists for the registrant's common stock. There were 35,687,426 shares of common stock, $1.00 par value, outstanding at December 31, 2008.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture and market computer software products for the hospital industry. For 2008 on a consolidated basis combined product and service revenue was $397.9M, operating income was $130.1M and net income was $35.7M. Product bookings were $172.6M and the resultant year-end product backlog was $193.3M. By year-end MEDITECH had 2,865 staff members, and over 2,200 active hospital sites throughout the United States, Canada and the United Kingdom.

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

Although the individual products could be operated in a stand alone fashion, a hospital achieved maximum effectiveness when they were used in an integrated mode, sharing access to the common clinical and financial records of the hospital. This concept ultimately led to MEDITECH developing the so-called hospital information system, a cohesive set of software products designed from the outset to work in conjunction with the overall operation of the hospital and to minimize the need for specialized interfaces. With the acquisition of Patient Care Technologies, Inc. (PtCT) in April 2007, MEDITECH included home health care software products.

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

STAFF ORGANIZATION

MEDITECH is organized into functional units grouped around product development, sales and marketing, implementation, customer service, accounting and facility operations. MEDITECH staff work in six company owned facilities in the greater Boston area and one company owned facility in Atlanta.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 250 hospitals and has been MEDITECH's largest customer for many years. HCA represented 6% of MEDITECH revenues in 2008.

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

ACCESS TO SEC FILINGS

MEDITECH's website address is "www.meditech.com" which provides access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments thereof just as soon as such reports are filed with the SEC. The links so provided allow access to copies of the reports stored on MEDITECH's website, but a link is also provided to allow access to all of MEDITECH's filings stored on the SEC's website as well.

One may use "http://www.sec.gov/cgi-bin/browse-edgar?CIK=1011452&action=getcompany" to access all of MEDITECH's filings stored on the SEC's website instead.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of December 31, 2008 MEDITECH owned seven facilities containing over 1.2 million square feet of office space, all being well maintained Class A properties, six in the greater Boston area and one in Atlanta. MEDITECH occupies 70% of the space and the remaining 30% is leased to various tenants. MEDITECH has adequate space for its reasonable needs over the near future.

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

During February 2008 pursuant to the 2004 Stock Purchase Plan, MEDITECH sold 206,155 shares of its common stock at $37 per share to certain staff members for an aggregate consideration of $7,627,735.

During 2008 MEDITECH did not repurchase any of its shares of common stock.

During the fourth quarter of 2008 the Medical Information Technology, Inc. Profit Sharing Trust purchased 3,150 shares of MEDITECH's common stock for a total of $116,550 in individual private transactions. Below is a table showing the purchases of common stock by the Trust during each month of the fourth quarter of 2008.

4th quarter	shares	price per
of 2008	purchased	share

October	3,150	$37
November	0
December	0

During all of 2008 the Medical Information Technology, Inc. Profit Sharing Trust purchased 45,764 shares of MEDITECH's common stock for a total of $1,693,268 in individual private transactions.

During the 4th quarter A. Neil Pappalardo purchased 4,995 shares of MEDITECH's common stock for a total of $184,815 in individual private transactions.

At December 31, 2008, there were 1,636 shareholders of record of MEDITECH's common stock and 35,687,426 shares outstanding.

MEDITECH has paid quarterly cash dividends continuously since 1980. Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

MEDITECH's financial statements are presented on a consolidated basis in this 10-K. The results include the effect of the 2nd quarter 2007 acquisition of PtCT.

Selected financial data for the past 5 years ended December 31 are as follows:

	2004	2005	2006	2007	2008

Full Year Operations:
Total revenue	$280,761,569	$304,568,166	$344,589,232	$376,233,882	$397,929,595
Operating income	102,124,728	111,420,017	124,794,398	126,461,550	130,063,109
Net income	71,441,090	77,675,858	87,211,362	88,542,508	35,668,739
Average shares	34,381,239	34,737,446	35,069,992	35,388,510	35,670,246
Net income/share	$2.08	$2.24	$2.49	$2.50	$1.00
Year End Position:
Total assets	$427,315,405	$449,570,899	$491,208,968	$493,736,795	$430,584,445
Total liabilities	57,265,283	65,558,627	77,898,665	80,272,220	77,216,272
Shareholder equity	370,050,122	384,012,272	413,310,303	413,464,575	353,368,173
Shares outstanding	34,514,544	34,830,437	35,168,133	35,481,271	35,687,426
Total equity/share	$10.72	$11.03	$11.75	$11.65	$9.90
Other Financial Data:
Working capital	$182,083,959	$204,626,809	$231,033,476	$201,126,941	150,562,285
Operating cash flow	85,922,630	93,283,102	94,626,916	108,982,620	89,326,267
Depreciation expense	7,706,814	7,654,226	8,128,038	8,795,511	9,660,920
Cash dividends/share	$1.80	$2.00	$2.16	$2.40	$2.52

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Fiscal Years ended December 31, 2007 and 2008:

Total revenue from both existing and new customers increased 5.8% from $376.2 million in 2007 to $397.9 million in 2008. It was composed of a $149 thousand increase in product revenue and a $21.5 million increase in service revenue.

Operating expenses increased 7.2% from $249.8 million in 2007 to $267.9 million in 2008 due primarily to higher staff related costs. The resultant operating income increased 2.8% from $126.5 million in 2007 to $130.1 million in 2008.

Other income decreased substantially from $21.0 million in 2007 to a $37.2 million loss in 2008 due primarily to investment impairments. Other expense increased from $7.7 million in 2007 to $8.4 million in 2008 due primarily to higher litigation related costs. The resultant pretax income decreased 39.6% from $139.7 million in 2007 to $84.5 million in 2008.

MEDITECH's effective tax rate increased substantially from 36.6% in 2007 to 57.8% in 2008 due primarily to a limited tax benefit from investment impairments. The resultant net income decreased 59.7% from $88.5 million in 2007 to $35.7 million in 2008.

Comparison of Fiscal Years ended December 31, 2006 and 2007:

Total revenue from both existing and new customers increased 9.2% from $344.6 million in 2006 to $376.2 million in 2007. It was composed of a $9.6 million increase in product revenue and a $22.0 million increase in service revenue.

Operating expenses increased 13.6% from $219.8 million in 2006 to $249.8 million in 2007 due to an overall increase in staff and the acquisition of PtCT. The resultant operating income increased 1.3% from $124.8 million in 2006 to $126.5 million in 2007.

Other income decreased from $22.6 million in 2006 to $21.0 million in 2007 due primarily to higher losses than gains on marketable securities. Other expense decreased from $8.0 million in 2006 to $7.7 million in 2007 due primarily to lower litigation related legal expenses. The resultant pretax income increased 0.3% from $139.4 million in 2006 to $139.7 million in 2007.

MEDITECH's effective tax rate decreased from 37.4% in 2006 to 36.6% in 2007 due primarily to a higher tax deduction for domestic manufacturing. The resultant net income increased 1.5% from $87.2 million in 2006 to $88.5 million in 2007 due primarily to slightly lower effective tax rate.

Financial Condition:

Accounts receivables have increased $10.1 million due primarily to transactions related to tenant rentals as disclosed in Note 3 to Consolidated Financial Statements.

Liquidity and Capital Resources:

At December 31, 2008 MEDITECH's cash, cash equivalents and marketable securities totaled $185.4 million. Marketable securities consisted of preferred and common equities plus bank and government notes. During 2008 cash flow from operations was $89.3 million, cash flow used in investing was $16.8 million and cash flow used in financing was $82.2 million. The payment of $89.8 million in dividends to shareholders was the primary use of cash generated by operating activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2008 was $353.4 million. During 2008 management expended $11.3 million for new facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with equity securities is disclosed in Note 2 to Consolidated Financial Statements.

Item 8 - Financial Statements and Supplementary Data

Consolidated Financial Statements of Medical Information Technology, Inc.
As of December 31, 2006, 2007 and 2008
Together with Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medical Information Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Medical Information Technology, Inc. (a Massachusetts corporation) and subsidiary as of December 31, 2006, 2007 and 2008, and the related consolidated statements of income, shareholder equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurement.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Information Technology, Inc. and subsidiary as of December 31, 2006, 2007 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December, 31, 2008, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
Boston, Massachusetts
January 30, 2009

Index to Consolidated Financial Statements	Page

Consolidated Balance Sheets as of December 31, 2006, 2007 and 2008	11
Consolidated Statements of Income for the Years Ended December 31,
2006, 2007 and 2008	12
Consolidated Statements of Shareholder Equity for the Years Ended
December 31, 2006, 2007 and 2008	13
Consolidated Statements of Cash Flows for the Years Ended December 31,
2006, 2007 and 2008	14
Notes to Consolidated Financial Statements	15-23

Consolidated Balance Sheets as of December 31, 2006, 2007 and 2008

	Dec 31, 2006	Dec 31, 2007	Dec 31, 2008

Cash and equivalents (Note 1)	$13,660,733	$22,567,940	$12,964,756
Marketable securities (Note 2)	247,407,527	210,137,628	152,402,588
Accounts receivable, less reserves (Note 3)	43,309,325	37,445,841	47,569,950
Deferred taxes (Note 8)	4,554,556	11,247,752	14,841,263

Current assets	308,932,141	281,399,161	227,778,557

Computer equipment	7,729,814	9,361,351	9,513,945
Furniture and fixtures	34,739,785	38,752,354	42,068,652
Buildings	146,934,058	175,130,131	179,396,034
Land	32,604,107	33,159,107	33,407,959
Accumulated depreciation	(80,443,541)	(87,690,598)	(94,083,882)

Fixed assets (Note 1)	141,564,223	168,712,345	170,302,708

Marketable securities (Note 2)	30,000,000	30,000,000	20,000,000
Other assets (Note 4)	10,712,604	13,625,289	12,503,180

Total assets	$491,208,968	$493,736,795	$430,584,445

Accounts payable	$239,804	$395,117	$625,326
Taxes payable	2,226,632	5,377,659	3,165,313
Accrued expenses (Note 5)	30,461,088	34,475,953	33,967,110
Customer deposits	23,770,417	25,604,508	24,239,540
Deferred taxes and tax reserves (Note 8)	21,200,724	14,418,983	15,218,983

Total liabilities	77,898,665	80,272,220	77,216,272

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
35,168,133 shares in 2006, 35,481,271 shares
in 2007 and 35,687,426 shares in 2008	35,168,133	35,481,271	35,687,426
Additional paid-in capital	44,062,385	54,869,077	62,290,657
Retained income	317,983,893	321,703,233	267,569,536
Unrealized security gains (losses), net of tax	16,095,892	1,410,994	(12,179,446)

Shareholder equity	413,310,303	413,464,575	353,368,173

Total liabilities and shareholder equity	$491,208,968	$493,736,795	$430,584,445

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2007 and 2008

	Dec 31, 2006	Dec 31, 2007	Dec 31, 2008

Product revenue	$185,936,114	$195,539,439	$195,688,275
Service revenue	158,653,118	180,694,443	202,241,320

Total revenue (Note 1)	344,589,232	376,233,882	397,929,595

Operations, development	145,059,169	168,439,266	181,856,359
Selling, G & A (Note 6)	74,735,665	81,333,066	86,010,127

Operating expenses	219,794,834	249,772,332	267,866,486

Operating income	124,794,398	126,461,550	130,063,109

Other income (Note 7)	22,568,845	20,962,020	(37,219,151)
Other expense (Note 7)	8,009,183	7,687,500	8,387,120

Pretax income	139,354,060	139,736,070	84,456,838

State income tax	11,687,287	11,399,110	10,677,916
Federal income tax	40,455,411	39,794,452	38,110,183

Income tax (Note 8)	52,142,698	51,193,562	48,788,099

Net income	$87,211,362	$88,542,508	$35,668,739

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholder Equity for the Years Ended December 31, 2006, 2007 and 2008

	Common	Stock	Retained	Shareholder
	# of shares	Paid-in capital	income	equity

Balance, December 31, 2005	34,830,437	$68,184,246	$306,423,742	$384,012,272
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	257,696	8,246,272		8,246,272
Issuance of common stock
to Profit Sharing Plan	80,000	2,800,000		2,800,000
Net income			87,211,362	87,211,362
Unrealized security gains, net of tax				6,691,608
Dividends paid			(75,651,211)	(75,651,211)

Balance, December 31, 2006	35,168,133	$79,230,518	$317,983,893	$413,310,303
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	233,138	8,159,830		8,159,830
Issuance of common stock
to Profit Sharing Plan	80,000	2,960,000		2,960,000
Net income			88,542,508	88,542,508
Unrealized security losses, net of tax				(14,684,898)
Dividends paid			(84,823,168)	(84,823,168)

Balance, December 31, 2007	35,481,271	$90,350,348	$321,703,233	$413,464,575
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	206,155	7,627,735		7,627,735
Net income			35,668,739	35,668,739
Unrealized security losses, net of tax				(13,590,440)
Dividends paid			(89,802,436)	(89,802,436)

Balance, December 31, 2008	35,687,426	$97,978,083	$267,569,536	$353,368,173

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2007 and 2008

	Dec 31, 2006	Dec 31, 2007	Dec 31, 2008

Net income	$87,211,362	$88,542,508	$35,668,739
Depreciation expense	8,128,038	8,795,511	9,660,920
Write-downs of marketable securities		9,500,000	65,016,345
Reversal of prior write-downs		(2,516,721)	(13,790,380)
(Gain) loss on sales of marketable securities	(8,230)	(5,656,843)	6,650,590
Stock contributions to qualified profit sharing plan	2,800,000	2,960,000
Deferred taxes on unrealized securities (gains) losses	(4,461,072)	9,789,935	2,893,620
Change in accounts receivable	(6,828,664)	7,036,267	(10,124,109)
Change in accounts payable	(228,923)	25,633	230,209
Change in taxes payable	(1,196,194)	3,150,307	(2,212,346)
Change in accrued expenses	2,671,781	3,162,324	(508,842)
Change in customer deposits	2,766,147	(2,017,092)	(1,364,968)
Change in deferred taxes and tax reserves	3,772,671	(13,789,159)	(2,793,511)

Net cash from operating activities	94,626,916	108,982,620	89,326,267

Purchases of marketable securities	(57,301,294)	(94,883,413)	(60,262,610)
Sales of marketable securities	48,000,000	106,352,092	53,637,034
Purchases of fixed assets	(18,549,402)	(31,336,410)	(11,251,283)
Change in other assets	(2,460,000)	(3,544,344)	1,122,109

Net cash used in investing activities	(30,310,696)	(23,412,075)	(16,754,750)

Sales of common stock	8,246,272	8,159,830	7,627,735
Dividends paid	(75,651,211)	(84,823,168)	(89,802,436)

Net cash used in financing activities	(67,404,939)	(76,663,338)	(82,174,701)

Net change in cash and equivalents	(3,088,719)	8,907,207	(9,603,184)
Cash and equivalents at beginning of year	16,749,452	13,660,733	22,567,940

Cash and equivalents at end of year	$13,660,733	$22,567,940	$12,964,756

Supplemental Disclosure:
Cash paid for income taxes	$54,402,795	$53,633,563	$53,396,731
Cash paid for interest	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements December 31, 2008

(1) Operations and Accounting Policies

MEDITECH is engaged in the development, manufacture and licensing of computer software products for the hospital industry. The principal market for its products consists of health care providers located primarily in the United States and Canada.

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

(c) Cash and Equivalents

MEDITECH considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

(d) Fixed Assets

MEDITECH carries all fixed assets on a cost basis and provides for depreciation in amounts estimated to allocate the costs thereof under the following depreciation methods and estimated useful lives:

Description	Method	Useful Life

Computer equipment	MACRS	3-5 years
Furniture and fixtures	MACRS	7 years
Furniture and fixtures	SL	10 years
Land improvements	SL	15 years
Buildings	SL	31.5-40 years

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

Financial instruments that potentially subject MEDITECH to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. MEDITECH places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom MEDITECH makes substantial sales. To reduce risk, MEDITECH routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. MEDITECH maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As of December 31, 2006, 2007 and 2008 no individual customer accounted for greater than 10% of the outstanding accounts receivable.

(f) Net Income per Common Share

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

	2006	2007	2008

Net income	$87,211,362	$88,542,508	$35,668,739
Average number of shares	35,069,992	35,388,510	35,670,246
Earnings per share	$2.49	$2.50	$1.00

The average number of shares outstanding during the periods reflects the issuance of common stock pursuant to the 2004 Stock Purchase Plan and the issuance of common stock to the Profit Sharing Plan.

(g) Comprehensive Income

MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as unrealized gains or losses, net of tax, on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. MEDITECH's comprehensive income including net unrealized gains or losses on marketable securities for the past 3 years ended December 31 is as follows:

	2006	2007	2008

Net income	$87,211,362	$88,542,508	$35,668,739
Net unrealized gains (losses)	6,691,608	(14,684,898)	(13,590,440)

Comprehensive income	$93,902,970	$73,857,610	$22,078,299

(h) Segment, Geographic and Enterprise-Wide Reporting

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

	2006	2007	2008

United States	86%	87%	90%
Canada	12%	11%	8%
Other	2%	2%	2%

One customer accounted for approximately 9%, 6% and 6% of total revenue for the past 3 years ended December 31.

(i) Accounting for Uncertainty in Income Taxes

MEDITECH follows the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. Based on the criteria set forth in FIN 48, MEDITECH's tax reserves amounted to potential tax assessments of $6,410,803 plus interest and penalties of $8,008,180 at December 31, 2007 and potential tax assessments of $5,378,971 plus interest and penalties of $9,840,012 at December 31, 2008. These reserves relate to the research tax credit, domestic production activities deduction, and state nexus. The years 2006 through 2008 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. Should these tax reserves be reversed in their entirety, the 2008 overall tax amount would drop by a third.

Potential Tax
Assessment

December 31, 2007	$6,410,803
Current year reductions	(762,928)
Prior year additions	2,522,331
Prior year reductions	(2,198,642)
Prior year audit reductions	(592,593)

December 31, 2008	$5,378,971

(j) Common Stock Dividend Policy

MEDITECH's Board of Directors has full discretion regarding the timing and amounts of dividends paid on common stock. The annual dividend paid quarterly on shares then outstanding for the past 3 years ended December 31 was $2.16, $2.40 and $2.52 per share.

(k) Recent Accounting Pronouncements

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

(2) MARKETABLE SECURITIES

MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. MEDITECH's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair value and any unrealized gains (losses) are reported as a component of deferred taxes and shareholder equity. The fair value of marketable securities was determined based on quoted prices in active markets. In addition MEDITECH holds short and long term bank and government notes which have been classified as held-to-maturity. These are recorded in the financial statements at their cost which approximates their fair value.

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be reduced to fair value and the amount of the write-down shall be reflected in earnings. During 2008 MEDITECH determined the decline in fair value of 11 equity issues to be other than temporary and reduced their cost basis by $65,016,345 to bring it in line with fair value.

MEDITECH's resultant marketable securities had a fair value of $172,402,588 which included gross unrealized gains of $709,603 and gross unrealized losses of $14,842,010. Most of the securities in loss status are preferred securities, which are current on dividend payments and maintain investment grade ratings. MEDITECH considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments were temporary at December 31, 2008. MEDITECH has the intent and ability to hold these securities until recovery, based on recent announcements regarding the debt-like characteristic of preferred equities. MEDITECH continues to evaluate whether the situation warrants further write-downs.

The cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's holdings for the past 3 years ended December 31 are as follows:

	2006	2007	2008

Net cost of equities	$190,591,039	$182,785,974	$128,534,995
Unrealized gains	26,840,480	16,640,146	709,603
Unrealized losses	(13,992)	(14,288,492)	(14,842,010)
Cost of notes	59,990,000	55,000,000	58,000,000

Fair market value	$277,407,527	$240,137,628	$172,402,588

(3) ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2008 includes $7.7 million of non-trade receivables primarily related to tenant rentals and tax refunds.

The components of the reserve for doubtful accounts for the past 3 years ended December 31 are as follows:

	2006	2007	2008

Balance, beginning of year	$800,000	$800,000	$1,000,000
Amounts charged to expense	0	200,000	210,000

Balance, end of year	$800,000	$1,000,000	$1,210,000

(4) OTHER ASSETS

MEDITECH follows the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments is the $2,140,000 balance on a mortgage note from LSS Data Systems Inc. which is fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrower. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $6,167,561 at December 31, 2008.

Patient Care Technologies, Inc. (PtCT) is engaged in the development, manufacture and licensing of computer software products and their support for the home health care market. During the 2nd quarter 2007 MEDITECH acquired PtCT which then became a wholly-owned subsidiary of MEDITECH. The financial statements for 2007 and thereafter are presented on a consolidated basis. MEDITECH accounted for this acquisition under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. The values of assets acquired and liabilities assumed, including the identified intangibles, such as developed technology and backlog, and unidentified intangibles are based upon management's estimates of fair value as of the date of acquisition. An acquired deferred tax asset was also recognized to reflect the carryforward of net operating losses expected to be realized.

The identified intangibles were valued at $5,977,801, are being amortized over their 7 year useful lives and are included in other assets. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. The unidentified intangibles were valued at $1,211,786, are not amortizable and are also included in other assets. This amount is evaluated annually for impairment. MEDITECH conducted it annual impairment test as of December 31, 2008 and has concluded this asset to be recoverable.

(5) ACCRUED EXPENSES

The components of accrued expenses for the past 3 years ended December 31 are as follows:

	2006	2007	2008

Accrued bonuses	$26,200,000	$27,300,000	$28,300,000
Accrued vacation	2,650,000	3,178,689	3,514,564
Accrued construction		2,030,000
Other accrued	1,611,088	1,967,264	2,152,546

Accrued expenses	$30,461,088	$34,475,953	$33,967,110

(6) QUALIFIED PROFIT SHARING PLAN

MEDITECH has no obligation for post-employment or post-retirement benefits. MEDITECH maintains a qualified profit sharing plan that provides deferred compensation to substantially all of its staff members. Contributions to the plan are at the discretion of the Board of Directors and may be in the form of cash or MEDITECH stock. The components of year-end contributions for the past 3 years ended December 31 are as follows:

	2006	2007	2008

Cash	$3,600,000	$3,640,000	$7,000,000
80,000 shares of MEDITECH common
stock at $35 and $37 per share
in 2006 and 2007 respectively	2,800,000	2,960,000

	$6,400,000	$6,600,000	$7,000,000

(7) OTHER INCOME AND EXPENSE

The components of Other income consisting of rents, dividends, interest income and realized marketable security gains or losses for the past 3 years ended December 31 are as follows:

	2006	2007	2008

Rents	$7,729,917	$6,598,350	$8,312,652
Dividends	10,633,290	11,668,892	10,443,755
Interest	4,197,408	4,021,164	2,754,966
Gains (Losses)	8,230	(1,326,386)	(57,876,556)
Miscellaneous			(853,968)

Other income	$22,568,845	$20,962,020	($37,219,151)

The components of Other expense consisting of rental costs, charitable contributions and certain professional fees for the past 3 years ended December 31 are as follows:

	2006	2007	2008

Rental costs	$6,699,183	$6,304,666	$6,732,120
Charitable contributions	660,000	715,000	705,000
Professional fees	650,000	667,834	950,000

Other expense	$8,009,183	$7,687,500	$8,387,120

(8) INCOME TAX, DEFERRED TAXES AND TAX RESERVES

MEDITECH follows the provisions of SFAS No. 109, Accounting for Income Taxes. In prior years deferred tax assets were recorded as a reduction of deferred tax liabilities in the consolidated balance sheet. These deferred taxes have now been reclassified to conform to the current presentation. This reclassification had no impact on the accompanying consolidated statements of income or cash flows for the prior years. The components of deferred taxes and tax reserves for the past 3 years ended December 31 are as follows:

	2006	2007	2008

Prepaid tax on deposits over 1 year	$3,174,557	$4,342,001	$3,489,868
Prepaid tax on non-deductible expenses	1,380,000	1,580,000	1,710,000
Deferred tax on unrealized losses		4,762,422	31,846,437
Valuation allowance			(23,700,000)
Other deferred tax		563,329	1,494,958

Deferred tax assets	$4,554,556	$11,247,752	$14,841,263

	2006	2007	2008

Tax reserves	$13,379,901	$14,418,983	$15,218,983
Deferred tax on unrealized gains	7,820,824

Deferred tax liabilities and tax reserves	$21,200,724	$14,418,983	$15,218,983

Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

The current and deferred components of the State and Federal income taxes for the past 3 years ended December 31 are as follows:

	2006	2007	2008

State current	$12,110,963	$12,701,898	$10,852,888
State deferred	(423,676)	(1,302,788)	(174,972)

State income tax	$11,687,287	$11,399,110	$10,677,916

Federal current	$42,120,136	$43,702,820	$38,635,102
Federal deferred	(1,664,725)	(3,908,368)	(524,919)

Federal income tax	$40,455,411	$39,794,452	$38,110,183

The effective income tax rate for the past 3 years ended December 31 is as follows:

	2006	2007	2008

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	5.5%	5.3%	8.2%
Dividend income exclusion	(1.9%)	(2.0%)	(2.9%)
Valuation allowance			20.7%
Other	(1.2%)	(1.7%)	(3.2%)

Effective tax rate	37.4%	36.6%	57.8%

(9) SUPPLEMENTARY DATA

Unaudited operating results by quarter for the three years ended December 31, 2008 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2006

Total revenue	$82,189,658	$85,510,655	$87,419,158	$89,469,761	$344,589,232
Operating income	29,173,061	31,496,430	31,261,339	32,863,568	124,794,398
Net income	20,200,414	20,528,941	21,514,523	24,967,484	87,211,362
Net income per share	$0.58	$0.59	$0.61	$0.71	$2.49

	1st Q	2nd Q	3rd Q	4th Q	2007

Total revenue	$91,683,091	$95,133,885	$92,712,818	$96,704,088	$376,233,882
Operating income	33,166,303	32,005,612	29,208,810	32,080,825	126,461,550
Net income	22,986,988	23,596,234	20,963,324	20,995,965	88,542,508
Net income per share	$0.65	$0.67	$0.59	$0.59	$2.50

	1st Q	2nd Q	3rd Q	4th Q	2008

Total revenue	$96,757,127	$97,209,002	$100,589,254	$103,374,212	$397,929,595
Operating income	31,095,144	30,585,628	33,235,825	35,146,512	130,063,109
Net income	21,474,242	16,323,695	(27,064,517)	24,935,320	35,668,739
Net income per share	$0.60	$0.46	($0.76)	$0.70	$1.00

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

This annual report does not include an attestation report of MEDITECH's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B - Other Information

During its regular January 2009 meeting the Board of Directors approved the issuance of up to 225,000 shares of common stock to be sold to staff members at $37.00 per share pursuant to the MEDITECH 2004 Stock Purchase Plan.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2008, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	66	Chairman, Chief Executive Officer and Director
Lawrence A. Polimeno	67	Vice Chairman, Prior President and Director
Roland L. Driscoll	79	Director
Edward B. Roberts	73	Director
Morton E. Ruderman	72	Director
L. P. Dan Valente	78	Director
Howard Messing	56	President and Chief Operating Officer
Barbara A. Manzolillo	56	Treasurer, Chief Financial Officer and Clerk
Stuart N. Lefthes	55	Vice President of Sales
Christopher Anschuetz	56	Vice President of Technology
Robert G. Gale	62	Senior Vice President of Product Development
Joanne Wood	55	Vice President of Client Service
Steven B. Koretz	56	Vice President of Implementation
Hoda Sayed-Friel	50	Vice President of Marketing
Michelle O'Connor	42	Vice President of Product Development

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

L. P. Dan Valente is Chairman of Palomar Medical Technologies, Inc., and has been a Director since 1972. He is also a Director of MKS Instruments.

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

The address of all Officers and Directors is in care of Medical Information Technology, Inc., MEDITECH Circle, Westwood, MA 02090.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the COO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. During 2008 the Board held 4 regularly scheduled quarterly meetings and all 6 members attended all 4 meetings. Messrs. Driscoll, Roberts, Ruderman and Valente are "independent" as defined by the rules of the NYSE and NASDAQ.

The Board of Directors has an Audit Committee, an Executive Compensation Committee and a Charitable Contribution Committee. During 2008 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPAs and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The committee met 6 times in 2008 to review accounting practices and advise MEDITECH's CFO. In addition, the committee met with MEDITECH's Independent Registered Public Accounting firm and reviewed MEDITECH's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Executive Compensation Committee consists of Messrs. Ruderman and Roberts. This committee met once in 2008 to recommend the Chairman and Chief Executive Officer's annual salary, the criteria and amount for his bonus. The full Board of Directors annually approves the salary and bonus amount for each of the officers.

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2008 the committee contributed $705,000 to 44 cultural, educational and social service organizations within the greater Boston area.

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

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

A. Neil Pappalardo	2008	$360,000	$24,159	$0	$0	$384,159
Chairman and Chief	2007	360,000	699,562	0	0	1,059,562
Executive Officer	2006	360,000	700,921	0	0	1,060,921

Lawrence A. Polimeno	2008	$180,000	$524,159	$77,597	$4,844	$786,600
Vice Chairman and	2007	180,000	499,562	119,586	5,074	804,222
Prior President	2006	180,000	500,921	147,384	5,643	833,948

Howard Messing	2008	$264,000	$549,159	$77,597	$4,844	$895,600
President and Chief	2007	264,000	549,562	119,586	5,074	938,222
Operating Officer	2006	264,000	550,921	147,384	5,643	967,948

Barbara A. Manzolillo	2008	$228,000	$24,159	$77,597	$4,844	$334,600
Treasurer and Chief	2007	228,000	349,562	119,586	5,074	702,222
Financial Officer	2006	228,000	350,921	147,384	5,643	731,948

Stuart N. Lefthes	2008	$216,000	$349,159	$77,597	$4,844	$647,600
Vice President	2007	216,000	349,562	119,586	5,074	690,222
of Sales	2006	192,000	400,921	147,384	5,643	745,948

Annual Cash Bonus: MEDITECH pays a Staff Bonus to all staff members, including officers, in recognition of services rendered by them during each calendar year. The individual portion of the Staff Bonus payable to each recipient is determined by prorating the sum of the recipient's last five years of cash compensation (capped at $600,000). MEDITECH also pays an Officer Bonus solely to the officers, in recognition of services rendered by them during the calendar year. The individual portion of the Officer Bonus payable to each recipient is determined by the Board. Cash bonuses are paid to the designated recipient during the following January. In light of MEDITECH's overall financial performance for 2008, Mr. Pappalardo and Ms. Manzolillo requested the Board issue them only their share of the Staff Bonus and nothing from the Officer Bonus.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2008 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	13,633,991	38.20%
Morton E. Ruderman	4,932,704	13.82%
MEDITECH Profit Sharing Trust*	4,317,096	12.10%
Curtis W. Marble	3,500,000	9.81%
Grossman Group	2,061,144	5.78%
Lawrence A. Polimeno	1,042,586	2.92%
Edward B. Roberts	826,805	2.32%
Roland L. Driscoll	528,000	1.48%
Howard Messing	358,000	1.00%
Barbara A. Manzolillo	225,000	0.63%
Stuart N. Lefthes	98,000	0.27%
L. P. Dan Valente	85,000	0.24%
15 Directors and Officers as a Group*	22,074,536	61.86%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore is entitled to vote its shares in addition to his own 9,316,895 shares. Likewise the number of shares indicated for the 15 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2008, the Medical Information Technology, Inc. Profit Sharing Trust filed Forms 4 for its purchases of MEDITECH stock, but some of these filings were late. To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all other Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2008.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

A. Neil Pappalardo, Chairman, Chief Executive Officer and Director, purchased for cash from MEDITECH 25,000 shares of common stock at $35 per share in March 2007 and 25,000 shares of common stock at $37 per share in February 2008.

Howard Messing, President and Chief Operating Officer, purchased for cash from MEDITECH 15,000 shares of common stock at $35 per share in March 2007 and 15,000 shares of common stock at $37 per share in February 2008.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk, purchased for cash from MEDITECH 5,000 shares of common stock at $35 per share in February 2007 and 5,000 shares of common stock at $37 per share in February 2008.

Stuart N. Lefthes, Vice President of Sales, purchased for cash from MEDITECH 5,000 shares of common stock at $35 per share in February 2007 and 5,000 shares of common stock at $37 per share in February 2008.

Item 14 - Principal Accountant Fees and Services

During 2008, Ernst & Young LLP's services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information and discussing various accounting, tax, and regulatory matters. Fees paid for audit services rendered by Ernst & Young LLP for the three years ended December 31, 2008 is as follows:

	2006	2007	2008

Annual audit and quarterly reviews	$128,000	$207,400	$305,000
Audit of Profit Sharing Trust	11,000	12,000	12,000
Tax or all other matters	19,500		10,000

	$158,500	$219,400	$327,000

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 30, 2009
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 30, 2009.

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

Morton E. Ruderman, Director
(Signature)

L. P. Dan Valente, Director
(Signature)