Form 10-K/A
period 2008-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2009-02-02
CIK 1011452

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

The annual report on Form 10-k which was filed with the Securities and Exchange Commission on Friday, January 30, 2009 was filed without Meditech having received the consent of Ernst & Young LLP, Meditech's Independent Registered Public Accounting Firm. Please disregard that filing. The company will file an amended Form 10-k upon receiving that consent.

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

Exhibit 21: Subsidiaries of the Company, Exhibit 31: Rule 13a-14(a) Certifications and Exhibit 32: Section 1350 Certifications is incorporated by reference to the annual report on Form 10-K for the year ended December 31, 2008.

Note: Exhibit 23 is currently not being filed.

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

Medical Information Technology, Inc.
(Registrant)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

February 2, 2009
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on February 2, 2009.

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)