Form 10-K/A
period 2008-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2009-02-13
CIK 1011452

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

The annual report on Form 10-K filed with the Securities and Exchange Commission on Friday, January 30, 2009 was inadvertently filed without MEDITECH having received the consent of Ernst & Young LLP, Meditech's Independent Registered Public Accounting Firm. An amended report on Form 10-K/A was filed on Monday, February 2, 2009 with an alert to disregard that filing. MEDITECH has now received the necessary consent and is filing this amended report on Form 10-K/A as the replacement.

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

Item 3 - Legal Proceedings

During February 2005 a former employee filed a complaint in the United States District Court for the District of Massachusetts against the Medical Information Technology Profit Sharing Plan and all six of MEDITECH's Directors. The complaint was subsequently amended to add MEDITECH as a defendant. During March 2006 the court dismissed the breach of fiduciary duty claims brought against the individual defendants. The remaining claim is an ERISA benefits claim against the Plan, the Plan's trustee, and MEDITECH. The complaint seeks certification of the case as a class action, a judgment against the defendants, a permanent injunction ordering the Plan to consult an outside appraiser in valuing the Plan's assets, removal of the Plan Trustee, and damages, interest, attorneys' fees and costs. During March 2007 the court denied the plaintiffs' motion for the complaint to be certified as a class action. Subsequently the plaintiffs requested reconsideration of the decision, which was also denied. The plaintiffs then sought permission to appeal the decision in the United States Court of Appeals for the First Circuit. In July 2007 this was also denied. Discovery was closed on November 27, 2007. In March 2008 plaintiffs filed an amended motion for class certification, which defendants have opposed. In April 2008 defendants filed a motion for summary judgment which plaintiffs have opposed. A hearing on the class certification and summary judgment motions took place on June 17, 2008. On February 9, 2009 the United States District Court for the District of Massachusetts issued a decision denying the plaintiffs' amended motion for class certification and granting defendants' motion for summary judgment thereby dismissing the case and accordingly entered judgment in favor of MEDITECH and the other defendants.

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

Financial Condition:

Accounts receivables have increased $10.1 million due primarily to transactions related to tenant rentals and tax refunds as disclosed in Note 3 to Consolidated Financial Statements.

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

Critical Accounting Policies:

All of our significant accounting policies are described in the notes to the consolidated financial statements included in Item 8 of this report. We believe four of these constitute our most critical policies requiring estimates and judgments by management which are significant in terms of materiality. Reference Note 1(a) for revenue recognition, Note 1(j) for uncertainty in income taxes, Note 2 for marketable securities, Note 3 for doubtful accounts and Note 8 for income taxes.

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

Ernst & Young LLP
Boston, Massachusetts
February 6, 2009

Index to Consolidated Financial Statements	Page

Consolidated Balance Sheets as of December 31, 2006, 2007 and 2008	11
Consolidated Statements of Income for the Years Ended December 31,
2006, 2007 and 2008	12
Consolidated Statements of Shareholder Equity for the Years Ended
December 31, 2006, 2007 and 2008	13
Consolidated Statements of Cash Flows for the Years Ended December 31,
2006, 2007 and 2008	14
Notes to Consolidated Financial Statements	15-23

Consolidated Balance Sheets as of December 31, 2006, 2007 and 2008

	Dec 31, 2006	Dec 31, 2007	Dec 31, 2008

Cash and equivalents (Note 1)	$13,660,733	$22,567,940	$12,964,756
Marketable securities (Note 2)	247,407,527	210,137,628	152,402,588
Accounts receivable, less reserves (Note 3)	43,309,325	37,445,841	47,569,950
Deferred taxes (Note 8)	4,554,556	11,247,752	14,841,263

Current assets	308,932,141	281,399,161	227,778,557

Computer equipment	7,729,814	9,361,351	9,513,945
Furniture and fixtures	34,739,785	38,752,354	42,068,652
Buildings	146,934,058	175,130,131	179,396,034
Land	32,604,107	33,159,107	33,407,959
Accumulated depreciation	(80,443,541)	(87,690,598)	(94,083,882)

Fixed assets (Note 1)	141,564,223	168,712,345	170,302,708

Marketable securities (Note 2)	30,000,000	30,000,000	20,000,000
Other assets (Note 4)	10,712,604	13,625,289	12,503,180

Total assets	$491,208,968	$493,736,795	$430,584,445

Accounts payable	$239,804	$395,117	$625,326
Taxes payable	2,226,632	5,377,659	3,165,313
Accrued expenses (Note 5)	30,461,088	34,475,953	33,967,110
Customer deposits	23,770,417	25,604,508	24,239,540
Tax reserves and deferred taxes (Note 8)	21,200,724	14,418,983	15,218,983

Total liabilities	77,898,665	80,272,220	77,216,272

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
35,168,133 shares in 2006, 35,481,271 shares
in 2007 and 35,687,426 shares in 2008	35,168,133	35,481,271	35,687,426
Additional paid-in capital	44,062,385	54,869,077	62,290,657
Retained income	317,983,893	321,703,233	267,569,536
Unrealized security gains (losses), net of tax	16,095,892	1,410,994	(12,179,446)

Shareholder equity	413,310,303	413,464,575	353,368,173

Total liabilities and shareholder equity	$491,208,968	$493,736,795	$430,584,445

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2007 and 2008

	Dec 31, 2006	Dec 31, 2007	Dec 31, 2008

Product revenue	$185,936,114	$195,539,439	$195,688,275
Service revenue	158,653,118	180,694,443	202,241,320

Total revenue (Note 1)	344,589,232	376,233,882	397,929,595

Operations, development	145,059,169	168,439,266	181,856,359
Selling, G & A (Note 6)	74,735,665	81,333,066	86,010,127

Operating expenses	219,794,834	249,772,332	267,866,486

Operating income	124,794,398	126,461,550	130,063,109

Other income (Note 7)	22,568,845	20,962,020	(37,219,151)
Other expense (Note 7)	8,009,183	7,687,500	8,387,120

Pretax income	139,354,060	139,736,070	84,456,838

State income tax	11,687,287	11,399,110	10,677,916
Federal income tax	40,455,411	39,794,452	38,110,183

Income tax (Note 8)	52,142,698	51,193,562	48,788,099

Net income	$87,211,362	$88,542,508	$35,668,739

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholder Equity for the Years Ended December 31, 2006, 2007 and 2008

	Common	Stock	Retained	Shareholder
	# of shares	Paid-in capital	income	equity

Balance, December 31, 2005	34,830,437	$68,184,246	$306,423,742	$384,012,272
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	257,696	8,246,272		8,246,272
Issuance of common stock
to Profit Sharing Plan	80,000	2,800,000		2,800,000
Net income			87,211,362	87,211,362
Unrealized security gains, net of tax				6,691,608
Dividends paid			(75,651,211)	(75,651,211)

Balance, December 31, 2006	35,168,133	$79,230,518	$317,983,893	$413,310,303
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	233,138	8,159,830		8,159,830
Issuance of common stock
to Profit Sharing Plan	80,000	2,960,000		2,960,000
Net income			88,542,508	88,542,508
Unrealized security losses, net of tax				(14,684,898)
Dividends paid			(84,823,168)	(84,823,168)

Balance, December 31, 2007	35,481,271	$90,350,348	$321,703,233	$413,464,575
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	206,155	7,627,735		7,627,735
Net income			35,668,739	35,668,739
Unrealized security losses, net of tax				(13,590,440)
Dividends paid			(89,802,436)	(89,802,436)

Balance, December 31, 2008	35,687,426	$97,978,083	$267,569,536	$353,368,173

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2007 and 2008

	Dec 31, 2006	Dec 31, 2007	Dec 31, 2008

Net income	$87,211,362	$88,542,508	$35,668,739
Depreciation expense	8,128,038	8,795,511	9,660,920
Write-downs of marketable securities		9,500,000	65,016,345
Reversal of prior write-downs		(2,516,721)	(13,790,380)
(Gain) loss on sales of marketable securities	(8,230)	(5,656,843)	6,650,590
Stock contributions to qualified profit sharing plan	2,800,000	2,960,000
Deferred taxes on unrealized securities (gains) losses	(4,461,072)	9,789,935	2,893,620
Change in accounts receivable	(6,828,664)	7,036,267	(10,124,109)
Change in accounts payable	(228,923)	25,633	230,209
Change in taxes payable	(1,196,194)	3,150,307	(2,212,346)
Change in accrued expenses	2,671,781	3,162,324	(508,842)
Change in customer deposits	2,766,147	(2,017,092)	(1,364,968)
Change in deferred taxes and tax reserves	3,772,671	(13,789,159)	(2,793,511)

Net cash from operating activities	94,626,916	108,982,620	89,326,267

Purchases of marketable securities	(57,301,294)	(94,883,413)	(60,262,610)
Sales of marketable securities	48,000,000	106,352,092	53,637,034
Purchases of fixed assets	(18,549,402)	(31,336,410)	(11,251,283)
Change in other assets	(2,460,000)	(3,544,344)	1,122,109

Net cash used in investing activities	(30,310,696)	(23,412,075)	(16,754,750)

Sales of common stock	8,246,272	8,159,830	7,627,735
Dividends paid	(75,651,211)	(84,823,168)	(89,802,436)

Net cash used in financing activities	(67,404,939)	(76,663,338)	(82,174,701)

Net change in cash and equivalents	(3,088,719)	8,907,207	(9,603,184)
Cash and equivalents at beginning of year	16,749,452	13,660,733	22,567,940

Cash and equivalents at end of year	$13,660,733	$22,567,940	$12,964,756

Supplemental Disclosure:
Cash paid for income taxes	$54,402,795	$53,633,563	$53,396,731
Cash paid for interest	$0	$0	$0

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

(i) Common Stock Dividend Policy

MEDITECH's Board of Directors has full discretion regarding the timing and amounts of dividends paid on common stock. The annual dividend paid quarterly on shares then outstanding for the past 3 years ended December 31 was $2.16, $2.40 and $2.52 per share.

(j) Accounting for Uncertainty in Income Taxes

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

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be reduced to fair value and the amount of the write-down shall be reflected in earnings. During 2008 MEDITECH determined the decline in fair value of 11 equity issues to be other-than-temporary and reduced their cost basis by $65,016,345 to bring it in line with fair value.

MEDITECH's resultant marketable securities had a fair value of $172,402,588 which included gross unrealized gains of $709,603 and gross unrealized losses of $14,842,010. Most of the securities in loss status are preferred securities issued by large financial institutions and agencies such as Fannie Mae and Freddie Mac. The preferred securities had an adjusted cost of $104,511,005 as compared to a fair value of $91,192,704 at December 31, 2008. None of these securities have been in a loss status in excess of twelve months.

Beginning in the fourth quarter of 2008, MEDITECH began to evaluate its preferred securities for other-than-temporary impairment using an impairment model consistent with a debt security. This change in practice is in accordance with new accounting guidance related to these instruments, issued in a letter from the SEC to the FASB, dated October 14, 2008. Unlike equity securities, which use a "near term" period of recoverability when assessing impairment (usually six months), the assessment period for impairment of debt securities is dependent on the investor's ability and intent to hold the security until recovery, as well as an evaluation of the credit worthiness of the issuer.

MEDITECH has evaluated the unrealized losses as of December 31, 2008 in accordance with this new guidance, and has concluded that the unrealized losses are temporary in nature. The factors that MEDITECH considered included the severity and duration of the loss, MEDITECH's intent and ability to hold these securities for an extended period of time until recovery, and that all of the issuers are current on dividend payments and maintain investment grade ratings. MEDITECH also considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments were temporary at December 31, 2008. MEDITECH continues to evaluate whether the situation warrants further write-downs.

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

(4) OTHER ASSETS

MEDITECH follows the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments is the $2,140,000 balance on a mortgage note from LSS Data Systems Inc. which is fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrower. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $6,167,561 at December 31, 2008.

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

	2006	2007	2008

Prepaid tax on deposits over 1 year	$3,174,557	$4,342,001	$3,489,868
Prepaid tax on non-deductible expenses	1,380,000	1,580,000	1,710,000
Deferred tax on unrealized losses		4,762,422	31,846,437
Valuation allowance			(23,700,000)
Other deferred tax		563,329	1,494,958

Deferred tax assets	$4,554,556	$11,247,752	$14,841,263

Tax reserves	$13,379,901	$14,418,983	$15,218,983
Deferred tax on unrealized gains	7,820,824

Tax reserves and deferred tax liabilities	$21,200,724	$14,418,983	$15,218,983

Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized. In determining the need for a valuation allowance, MEDITECH considers all sources of future taxable income and tax planning strategies. In order to realize the deferred tax asset related to unrealized losses on marketable securities, MEDITECH has considered available tax planning strategies that could generate approximately $20 million in future capital gains to offset the capital losses that are unrealized at December 31, 2008.

The current and deferred components of the State and Federal income taxes for the past 3 years ended December 31 are as follows:

	2006	2007	2008

State current	$12,110,963	$12,701,898	$10,852,888
State deferred	(423,676)	(1,302,788)	(174,972)

State income tax	$11,687,287	$11,399,110	$10,677,916

Federal current	$42,120,136	$43,702,820	$38,635,102
Federal deferred	(1,664,725)	(3,908,368)	(524,919)

Federal income tax	$40,455,411	$39,794,452	$38,110,183

The effective income tax rate for the past 3 years ended December 31 is as follows:

	2006	2007	2008

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	5.5%	5.3%	8.2%
Dividend income exclusion	(1.9%)	(2.0%)	(2.9%)
Valuation allowance			20.7%
Other	(1.2%)	(1.7%)	(3.2%)

Effective tax rate	37.4%	36.6%	57.8%

(9) SUPPLEMENTARY DATA

Unaudited operating results by quarter for the three years ended December 31, 2008 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	Full Year

Results for 2006:
Total revenue	$82,189,658	$85,510,655	$87,419,158	$89,469,761	$344,589,232
Operating income	29,173,061	31,496,430	31,261,339	32,863,568	124,794,398
Net income	20,200,414	20,528,941	21,514,523	24,967,484	87,211,362
Net income per share	$0.58	$0.59	$0.61	$0.71	$2.49
Results for 2007:
Total revenue	$91,683,091	$95,133,885	$92,712,818	$96,704,088	$376,233,882
Operating income	33,166,303	32,005,612	29,208,810	32,080,825	126,461,550
Net income	22,986,988	23,596,234	20,963,324	20,995,965	88,542,508
Net income per share	$0.65	$0.67	$0.59	$0.59	$2.50
Results for 2008:
Total revenue	$96,757,127	$97,209,002	$100,589,254	$103,374,212	$397,929,595
Operating income	31,095,144	30,585,628	33,235,825	35,146,512	130,063,109
Net income	21,474,242	16,323,695	(27,064,517)	24,935,320	35,668,739
Net income per share	$0.60	$0.46	($0.76)	$0.70	$1.00

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. On January 30, 2009 MEDITECH inadvertently filed its Annual Report on Form 10-K without having received the signed written consent and opinion of its Independent Registered Public Accounting Firm. As a result, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures were not effective at December 31, 2008 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. MEDITECH has implemented additional controls and procedures designed to ensure its periodic filings meet the requirements of the Exchange Act.

MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to its Board of Directors and shareholders that the financial statements prepared are fairly presented. Management has set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework. For the year ended December 31, 2008 management has made no changes in internal controls and believes at December 31, 2008 its internal control over financial reporting is effective at a reasonable assurance level based on said criteria.

This annual report does not include an attestation report of MEDITECH's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by MEDITECH's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit MEDITECH to provide only management's report in this annual report.

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

Medical Information Technology, Inc.
(Registrant)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

February 13, 2009
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2009.

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

Morton E. Ruderman, Director
(Signature)

L. P. Dan Valente, Director
(Signature)