Form 10-Q
period 2009-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2009-04-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2009

0-28092
(Commission file number)

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State of Incorporation)

04-2455639
(IRS Employer Identification Number)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

There were 35,702,426 shares of Common Stock, $1.00 par value, outstanding at March 31, 2009.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2008 and March 31, 2009

	Dec 31, 2008	Mar 31, 2009

Cash and equivalents	$12,964,756	$48,212,048
Marketable securities	152,402,588	115,497,345
Accounts receivable, less reserves	47,569,950	47,701,995
Deferred taxes	14,841,263	15,144,153

Current assets	227,778,557	226,555,541

Computer equipment	9,513,945	9,530,141
Furniture and fixtures	42,068,652	42,386,239
Buildings	179,396,034	179,396,034
Land	33,407,959	33,407,959
Accumulated depreciation	(94,083,882)	(96,511,239)

Fixed assets	170,302,708	168,209,134

Marketable securities	20,000,000	0
Other assets	12,503,180	12,229,688

Total assets	$430,584,445	$406,994,363

Accounts payable	$625,326	$3,972,528
Taxes payable	3,165,313	8,942,914
Accrued expenses	33,967,110	13,948,172
Customer deposits	24,239,540	27,825,657
Tax reserves	15,218,983	15,068,983

Total liabilities	77,216,272	69,758,254

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,687,426
in 2008 and 35,702,426 in 2009	35,687,426	35,702,426
Additional paid-in capital	62,290,657	62,830,657
Retained income	267,569,536	262,263,318
Unrealized security losses, net of tax	(12,179,446)	(23,560,292)

Shareholder equity	353,368,173	337,236,109

Total liabilities and shareholder equity	$430,584,445	$406,994,363

Consolidated Income Statement for Three Months Ended March 31, 2008 and 2009

	3 months	ended on
	Mar 31, 2008	Mar 31, 2009

Product revenue	$47,848,208	$40,593,887
Service revenue	48,908,919	53,068,586

Total revenue	96,757,127	93,662,473

Operations, development	44,823,827	46,484,302
Selling, G & A	20,838,156	19,819,536

Operating expense	65,661,983	66,303,838

Operating income	31,095,144	27,358,635

Other income	5,409,167	2,188,758
Other expense	2,033,011	1,882,526

Pretax income	34,471,300	27,664,867

State income tax	2,632,014	2,275,252
Federal income tax	10,365,044	8,212,755

Income tax	12,997,058	10,488,007

Net income	$21,474,242	$17,176,860

Consolidated Cash Flow Statement for Three Months Ended March 31, 2008 and 2009

	3 months	ended on
	Mar 31, 2008	Mar 31, 2009

Net income	$21,474,242	$17,176,860
Depreciation expense	2,379,978	2,478,998
Write-down of marketable securities	0	1,725,000
Deferred taxes on unrealized securities losses	2,133,561	3,897
Change in accounts receivable	(2,269,550)	(132,045)
Change in accounts payable	3,661,179	3,347,202
Change in taxes payable	5,272,073	5,777,601
Change in accrued expenses	(17,943,504)	(20,018,938)
Change in customer deposits	(556,463)	3,586,117
Change in deferred taxes and tax reserves	(2,056,503)	(452,890)

Net cash from operations	12,095,013	13,491,802

Purchases of marketable securities	(21,527,010)	(4,204,500)
Sales of marketable securities	20,000,000	48,000,000
Purchases of fixed assets	(5,813,740)	(385,424)
Change in other assets	273,492	273,492

Net cash (used in) from investing	(7,067,258)	43,683,568

Sales of common stock	7,627,735	555,000
Dividends paid	(22,353,200)	(22,483,078)

Net cash used in financing	(14,725,465)	(21,928,078)

Net change in cash and equivalents	(9,697,710)	35,247,292
Cash and equivalents at beginning	22,567,940	12,964,756

Cash and equivalents at end	$12,870,230	$48,212,048

Notes To Consolidated Financial Statements

1. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008 included in MEDITECH's Form 10-K/A filed on February 13, 2009. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

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

	3 months	ended on
	Mar 31, 2008	Mar 31, 2009

Net income	$21,474,242	$17,176,860
Average number of shares	35,618,708	35,692,426
Earnings per share	$0.60	$0.48

The average number of shares outstanding during the periods reflects the issuance of 206,155 shares in February 2008 pursuant to the 2004 Stock Purchase Plan and the issuance of 15,000 shares sold to a Director in February 2009.

3. MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. MEDITECH's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair value and any unrealized gains or losses, net of tax, are reported as a component of shareholder equity. The fair value of marketable securities was determined based on quoted prices in active markets. In addition MEDITECH holds bank and government notes which have been classified as held-to-maturity. These are recorded in the financial statements at their cost which approximates their fair value.

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other-than- temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be reduced to fair value and the amount of the write-down shall be reflected in earnings. During the 1st quarter 2009 MEDITECH determined the decline in fair value of 6 equity issues to be other-than-temporary and reduced their cost basis by $1,725,000 to bring it in line with fair value.

MEDITECH's resultant marketable securities had a fair value of $115,497,345 which included gross unrealized gains of $1,597,044 and gross unrealized losses of $27,114,194. Most of the securities in loss status are preferred securities issued by large financial institutions and agencies such as Fannie Mae and Freddie Mac. The preferred securities had an adjusted cost of $102,786,005 as compared to a fair value of $77,509,691 at March 31, 2009. None of these securities have been in a loss status in excess of twelve months.

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

MEDITECH has evaluated the unrealized losses as of March 31, 2009 in accordance with this new guidance, and has concluded that the unrealized losses are temporary in nature. The factors that MEDITECH considered included the severity and duration of the loss, MEDITECH's intent and ability to hold these securities for an extended period of time until recovery, and that all of the issuers are current on dividend payments and maintain investment grade ratings. MEDITECH also considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments were temporary at March 31, 2009. MEDITECH continues to evaluate whether the situation warrants further write-downs.

4. MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains or losses on marketable securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.

	3 months	ended on
	Mar 31, 2008	Mar 31, 2009

Net income	$21,474,242	$17,176,860
Net unrealized security losses	(3,200,344)	(11,380,846)

Comprehensive income	$18,273,898	$5,796,014

5. MEDITECH follows the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments is the $2,080,000 balance on a mortgage note from LSS Data Systems Inc. which is fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrower. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $6,107,561 at March 31, 2009.

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

6. MEDITECH follows the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. Based on the criteria set forth in FIN 48, MEDITECH's tax reserves amounted to potential tax assessments of $5,378,971 plus interest and penalties of $9,840,012 at December 31, 2008 and have not changed materially at March 31, 2009. These reserves relate to research tax credit, domestic production activities deduction, and state nexus. The years 2006 through 2008 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

7. MEDITECH follows the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. Based on the criteria set forth in SFAS 131, MEDITECH currently operates in one operating segment, medical software and services. MEDITECH derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of MEDITECH's assets are located within the United States. The following table indicates the operating revenue percentage based on location of customer.

	3 months	ended on
Country	Mar 31, 2008	Mar 31, 2009

United States	90%	87%
Canada	9%	11%
All others	1%	2%

8. Effective January 1, 2008, MEDITECH adopted the provisions of Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides for expanded disclosure and guidelines to determine fair market value of assets and liabilities. SFAS 157 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and full quantitative disclosure is provided under footnote 3.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Mar 31, 2008	Mar 31, 2009	Change

Total revenue	$96,757,127	$93,662,473	(3.2%)
Operating income	31,095,144	27,358,635	(12.0%)
Net income	21,474,242	17,176,860	(20.0%)
Average number of shares	35,618,708	35,692,426	0.2%
Earnings per share	$0.60	$0.48	(20.2%)
Cash dividends per share	$0.63	$0.63

Total revenue from both existing and new customers decreased by $3.1 million. It was composed of $7.3 million in reduced product revenue and $4.2 million in additional service revenue.

Operating expense increased by $0.6 million or 1.0% due primarily to additional staff related expenses. The resultant operating income decreased by $3.7 million.

Other income decreased by $3.2 million due primarily to reduced investment income. Other expense decreased by $0.2 million due primarily to reduced professional fees. The resultant pretax income decreased by $6.8 million or 19.7%.

MEDITECH's effective tax rate increased from 37.7% to 37.9% due primarily to an investment impairment of $1.7 million with no tax benefit. Net income decreased by $4.3 million due primarily to reduced revenue.

Financial Condition	Dec 31, 2008	Mar 31, 2009

Cash and equivalents	$12,964,756	$48,212,048
Total assets	430,584,445	406,994,363
Total liabilities	77,216,272	69,758,254
Shareholder equity	353,368,173	337,236,109
Outstanding number of shares	35,687,426	35,702,426
Shareholder equity per share	$9.90	$9.45

Accounts payable increased by $3.3 million during the quarter primarily because no payroll tax withholding was outstanding at December 31, 2008 while $3.0 million was outstanding at March 31, 2009.

Taxes payable increased by $5.8 million during the quarter primarily as a result of the federal tax payment schedule which calls for payment of both the first and second quarter's estimated tax expense during the second quarter.

Accrued expenses decreased by $20.0 million during the quarter primarily as a result of the payment of $28.3 million in bonuses applicable to 2008, offset by the accrual of $7.4 million in bonus expenses applicable to 2009.

At March 31, 2009 MEDITECH's cash, cash equivalents and marketable securities totaled $163.7 million. Marketable securities consisted of preferred and common equities plus bank and government notes. For the first three months of 2009 cash flow from operations was $13.5 million, cash flow from investing was $43.7 million and cash flow used in financing was $21.9 million. The payment of $22.5 million in dividends to shareholders was the primary use of cash generated by operating activities during the quarter.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2009 was $337.2 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Item 1A - Risk Factors

No material changes from risk factors as previously disclosed in MEDITECH's Form 10-K/A filed on February 13, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Neither MEDITECH nor the Medical Information Technology, Inc. Profit Sharing Trust repurchased any shares of MEDITECH's common stock during the first quarter of 2009. However, during the first quarter A. Neil Pappalardo purchased 35,385 shares of MEDITECH's common stock at $37.00 per share for a total of $1,309,245 in individual private transactions and Dan Valente purchased from MEDITECH 15,000 newly issued shares of MEDITECH's common stock at $37.00 per share for a total of $555,000.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Shareholders

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 7 Blue Hill River Road, Canton, Massachusetts, on Monday, April 27, 2009. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Barbara A. Manzolillo, keeping the minutes.

On the March 27, 2009 record date there were a total of 35,702,426 shares of MEDITECH's common stock, par value $1.00 per share outstanding. A total of 32,693,773 shares or 91.6% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or by ballot.

The following six directors of MEDITECH were elected to serve until the 2010 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified, with votes cast as follows:

	shares	shares
	in favor	withheld

A. Neil Pappalardo	32,688,050	5,723
Lawrence A. Polimeno	32,688,050	5,723
Roland L. Driscoll	32,687,150	6,623
Edward B. Roberts	32,688,050	5,723
Morton E. Ruderman	32,687,900	5,873
L. P. Dan Valente	32,688,050	5,723

A proposal to ratify the selection of Ernst and Young LLP as MEDITECH's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009 was approved, with 32,541,720 shares in favor, 75,335 shares against and 76,718 shares abstaining.

Item 5 - Other Information

None.

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

Medical Information Technology, Inc.
(Registrant)

April 30, 2009
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)