Form 10-Q
period 2009-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2009-07-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2009

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

There were 35,702,426 shares of Common Stock, $1.00 par value, outstanding at June 30, 2009.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2008 and June 30, 2009

	Dec 31, 2008	Jun 30, 2009

Cash and equivalents	$12,964,756	$41,061,260
Marketable securities	152,402,588	139,687,931
Accounts receivable, less reserves	47,569,950	47,052,242
Deferred taxes	14,841,263	13,286,289

Current assets	227,778,557	241,087,722

Computer equipment	9,513,945	9,398,071
Furniture and fixtures	42,068,652	41,864,685
Buildings	179,396,034	179,396,034
Land	33,407,959	33,407,959
Accumulated depreciation	(94,083,882)	(97,060,771)

Fixed assets	170,302,708	167,005,978

Marketable securities	20,000,000	0
Other assets	12,503,180	13,193,996

Total assets	$430,584,445	$421,287,696

Accounts payable	$625,326	$3,919,388
Taxes payable	3,165,313	838,814
Accrued expenses	33,967,110	22,109,457
Customer deposits	24,239,540	27,564,876
Tax reserves	15,218,983	14,918,983

Total liabilities	77,216,272	69,351,518

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,687,426
in 2008 and 35,702,426 in 2009	35,687,426	35,702,426
Additional paid-in capital	62,290,657	62,830,657
Retained income	267,569,536	260,183,725
Unrealized security losses, net of tax	(12,179,446)	(6,780,630)

Shareholder equity	353,368,173	351,936,178

Total liabilities and shareholder equity	$430,584,445	$421,287,696

Consolidated Income Statement for Three and Six Months Ended June 30, 2008 and 2009

	3 months	ended on	6 months	ended on
	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009

Product revenue	$47,085,813	$42,622,637	$94,934,021	$83,216,524
Service revenue	50,123,189	53,886,937	99,032,108	106,955,523

Total revenue	97,209,002	96,509,574	193,966,129	190,172,047

Operations, development	45,345,143	46,182,617	90,145,758	92,666,919
Selling, G & A	21,278,231	20,682,176	42,139,599	40,501,712

Operating expense	66,623,374	66,864,793	132,285,357	133,168,631

Operating income	30,585,628	29,644,781	61,680,772	57,003,416

Other income	(2,101,951)	3,640,893	3,307,216	5,829,652
Other expense	2,200,159	1,781,733	4,233,170	3,664,260

Pretax income	26,283,518	31,503,941	60,754,818	59,168,808

State income tax	1,979,706	2,390,251	4,611,720	4,665,503
Federal income tax	7,980,117	8,700,756	18,345,161	16,913,511

Income tax	9,959,823	11,091,007	22,956,881	21,579,014

Net income	$16,323,695	$20,412,934	$37,797,937	$37,589,794

Consolidated Cash Flow Statement for Six Months Ended June 30, 2008 and 2009

	6 months	ended on
	Jun 30, 2008	Jun 30, 2009

Net income	$37,797,937	$37,589,794
Depreciation expense	4,728,087	4,950,392
Write-down of marketable securities	15,016,345	1,725,000
Reversal of prior write-downs	(3,483,834)	0
Gain on sales of marketable securities	(7,126,111)	(27,200)
Deferred taxes on unrealized securities loss (gain)	2,935,970	(1,952,961)
Change in accounts receivable	(5,802,891)	517,708
Change in accounts payable	3,951,935	3,294,062
Change in taxes payable	(3,248,591)	(2,326,499)
Change in accrued expenses	(11,041,152)	(11,857,654)
Change in customer deposits	2,363,589	3,325,336
Change in deferred taxes and tax reserves	(9,443,093)	1,254,975

Net cash from operations	26,648,191	36,492,953

Purchases of marketable securities	(31,527,010)	(9,658,566)
Sales of marketable securities	47,086,845	48,027,200
Purchases of fixed assets	(8,909,041)	(1,653,662)
Change in other assets	546,984	(690,816)

Net cash from investing	7,197,778	36,024,156

Sales of common stock	7,627,735	555,000
Dividends paid	(44,836,278)	(44,975,605)

Net cash used in financing	(37,208,543)	(44,420,605)

Net change in cash and equivalents	(3,362,574)	28,096,504
Cash and equivalents at beginning	22,567,940	12,964,756

Cash and equivalents at end	$19,205,366	$41,061,260

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

	3 months	ended on	6 months	ended on
	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009

Net income	$16,323,695	$20,412,934	$37,797,937	$37,589,794
Average number of shares	35,653,067	35,697,426	35,653,067	35,697,426
Earnings per share	$0.46	$0.57	$1.06	$1.05

The average number of shares outstanding during the periods reflects the issuance of 206,155 shares in February 2008 pursuant to the 2004 Stock Purchase Plan and the issuance of 15,000 shares sold to a Director in February 2009.

3. Effective April 1, 2009 MEDITECH adopted the provisions of Financial Accounting Standards Board Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FAS 115-2/124-2). FAS 115-2/124-2 changes existing accounting requirements under SFAS 115 for measuring such impairment of debt securities, adds new disclosures, and extends disclosure requirements to interim reporting periods.

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

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other-than-temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be reduced to fair value and the amount of the write-down shall be reflected in earnings. During the 1st quarter 2009 MEDITECH determined the decline in fair value of 6 equity issues to be other-than-temporary and reduced their cost basis by $1,725,000 to bring it in line with fair value.

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

At June 30, 2009 MEDITECH's marketable securities had an adjusted cost basis of $146,468,561 and a fair value of $139,687,931. The difference included gross unrealized gains of $4,313,518 and gross unrealized losses of $11,094,148, which have been accounted for within comprehensive income. Most of the securities in loss status are preferred securities issued by large financial institutions. None of these securities have been in a loss status in excess of 17 months.

MEDITECH has evaluated the unrealized losses as of June 30, 2009 in accordance with this new guidance, and has concluded that the unrealized losses are temporary in nature. The factors that MEDITECH considered included the severity and duration of the loss, MEDITECH's intent and ability to hold these securities for an extended period of time until recovery, and that all of the issuers are current on dividend payments and maintain investment grade ratings. MEDITECH also considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments were temporary at June 30, 2009. MEDITECH continues to evaluate whether the situation warrants further write-downs.

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

	3 months	ended on	6 months	ended on
	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009

Net income	$16,323,695	$20,412,934	$37,797,937	$37,589,794
Net unrealized securities (loss) gain	(1,203,614)	16,779,662	(4,403,955)	5,398,816

Comprehensive income	$15,120,081	$37,192,596	$33,393,982	$42,988,610

5. MEDITECH follows the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments are the $2,020,000 balance on a mortgage note from LSS Data Systems Inc. and the $1,237,800 balance on a mortgage note from MEDITECH South Africa, both of which are fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrowers. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $7,285,361 at June 30, 2009.

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

The identified intangibles were valued at $5,977,801, are being amortized over their 7 year useful lives and are included in other assets. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. The unidentified intangibles were valued at $1,211,786, are not amortizable and are also included in other assets. This amount is evaluated annually for impairment. MEDITECH conducted its annual impairment test as of December 31, 2008 and has concluded these assets to be recoverable.

6. MEDITECH follows the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. Based on the criteria set forth in FIN 48, MEDITECH's tax reserves amounted to potential tax assessments of $5,378,971 plus interest and penalties of $9,840,012 at December 31, 2008 and have not changed materially at June 30, 2009. These reserves relate to research tax credit, domestic production activities deduction, and state nexus. The years 2006 through 2008 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

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

	3 months	ended on	6 months	ended on
Country	Jun 30, 2008	Jun 30, 2009	Jun 30, 2008	Jun 30, 2009

United States	90%	86%	90%	87%
Canada	8%	11%	8%	11%
All others	2%	3%	2%	2%

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

9. Effective June 30, 2009 MEDITECH adopted the provisions of Financial Accounting Standards Board Statement No. 165, Subsequent Events (FAS 165). FAS 165 requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. MEDITECH has evaluated subsequent events through July 31, 2009, the date of financial statement issuance.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2008	Jun 30, 2009	Change

Total revenue	$97,209,002	$96,509,574	(0.7%)
Operating income	30,585,628	29,644,781	(3.1%)
Net income	16,323,695	20,412,934	25.1%
Average number of shares	35,653,067	35,697,426	0.1%
Earnings per share	$0.46	$0.57	24.9%
Cash dividends per share	$0.63	$0.63

Total revenue from both existing and new customers decreased by $0.7 million. It was composed of $4.5 million in reduced product revenue and $3.8 million in additional service revenue.

Operating expense increased by $0.2 million or 0.4% due primarily to additional staff related expenses. The resultant operating income decreased by $0.9 million.

Other income increased by $5.7 million due primarily to the prior period's investment impairment. Other expense decreased by $0.4 million due primarily to reduced professional fees. The resultant pretax income increased by $5.2 million or 19.9%.

MEDITECH's effective tax rate decreased from 37.9% to 35.2% due primarily to the prior period's lack of research tax credit. Net income increased by $4.1 million due primarily to additional other income.

Operating	6 months	ended on	Percent
Results	Jun 30, 2008	Jun 30, 2009	Change

Total revenue	$193,966,129	$190,172,047	(2.0%)
Operating income	61,680,772	57,003,416	(7.6%)
Net income	37,797,937	37,589,794	(0.6%)
Average number of shares	35,653,067	35,697,426	0.1%
Earnings per share	$1.06	$1.05	(0.7%)
Cash dividends per share	$0.63	$0.63

Total revenue from both existing and new customers decreased by $3.8 million. It was composed of $11.7 million in reduced product revenue and $7.9 million in additional service revenue.

Operating expense increased by $0.9 million or 0.7% due primarily to additional staff related expenses. The resultant operating income decreased by $4.7 million.

Other income increased by $2.5 million due primarily to the prior period's investment impairment. Other expense decreased by $0.6 million due primarily to reduced professional fees. The resultant pretax income decreased by $1.6 million or 2.6%.

MEDITECH's effective tax rate decreased from 37.8% to 36.5% due primarily to the prior period's lack of research tax credit. Net income decreased by $0.2 million due primarily to reduced revenue.

Financial Condition	Dec 31, 2008	Jun 30, 2009

Cash and equivalents	$12,964,756	$41,061,260
Total assets	430,584,445	421,287,696
Total liabilities	77,216,272	69,351,518
Shareholder equity	353,368,173	351,936,178
Outstanding number of shares	35,687,426	35,702,426
Shareholder equity per share	$9.90	$9.86

Accounts payable increased by $3.3 million during the first 6 months primarily because no payroll tax withholding was outstanding at December 31, 2008 while $3.0 million was outstanding at June 30, 2009.

Taxes payable decreased by $2.3 million during the first 6 months primarily because of additional state tax payments.

Accrued expenses decreased by $11.9 million during the first 6 months primarily because of the payment of $28.3 million in bonuses applicable to 2008, offset by the accrual of $15.7 million in bonus expenses applicable to 2009.

At June 30, 2009 MEDITECH's cash, cash equivalents and marketable securities totaled $180.7 million. Marketable securities consisted of preferred and common equities plus bank and government notes. For the first six months of 2009 cash flow from operations was $36.5 million, cash flow from investing was $36.0 million and cash flow used in financing was $44.4 million. The payment of $45.0 million in dividends to shareholders was the primary use of cash generated by operating activities during the period.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2009 was $351.9 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

None

Item 1A - Risk Factors

No material changes from risk factors as previously disclosed in MEDITECH's Form 10-K/A filed on February 13, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Neither MEDITECH nor the Medical Information Technology, Inc. Profit Sharing Trust purchased any shares of MEDITECH's common stock during the second quarter of 2009. However, during the second quarter A. Neil Pappalardo purchased 11,038 shares of MEDITECH's common stock at $37.00 per share for a total of $408,406 in individual private transactions.

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

Medical Information Technology, Inc.
(Registrant)

July 31, 2009
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)