Form 10-Q
period 2009-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2009-10-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

There were 35,702,426 shares of Common Stock, $1.00 par value, outstanding at September 30, 2009.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2008 and September 30, 2009

	Dec 31, 2008	Sep 30, 2009

Cash and equivalents	$12,964,756	$23,646,267
Marketable securities	152,402,588	181,815,041
Accounts receivable, less reserves	47,569,950	47,710,697
Deferred taxes	14,841,263	13,395,282

Current assets	227,778,557	266,567,287

Computer equipment	9,513,945	9,420,768
Furniture and fixtures	42,068,652	42,445,847
Buildings	179,396,034	179,396,034
Land	33,407,959	33,407,959
Accumulated depreciation	(94,083,882)	(99,516,642)

Fixed assets	170,302,708	165,153,966

Marketable securities	20,000,000	0
Other assets	12,503,180	12,802,204

Total assets	$430,584,445	$444,523,457

Accounts payable	$625,326	$4,093,606
Taxes payable	3,165,313	2,432,466
Accrued expenses	33,967,110	29,821,466
Customer deposits	24,239,540	29,079,800
Tax reserves	15,218,983	14,683,983

Total liabilities	77,216,272	80,111,321

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,687,426
in 2008 and 35,702,426 in 2009	35,687,426	35,702,426
Additional paid-in capital	62,290,657	62,830,657
Retained income	267,569,536	258,177,346
Unrealized security (loss) gain, net of tax	(12,179,446)	7,701,707

Shareholder equity	353,368,173	364,412,136

Total liabilities and shareholder equity	$430,584,445	$444,523,457

Consolidated Income Statement for Three and Nine Months Ended September 30, 2008 and 2009

	3 months	ended on	9 months	ended on
	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009

Product revenue	$49,521,765	$41,679,314	$144,455,786	$124,895,838
Service revenue	51,067,489	54,713,355	150,099,597	161,668,878

Total revenue	100,589,254	96,392,669	294,555,383	286,564,716

Operations, development	45,406,484	46,365,524	135,552,242	139,032,443
Selling, G & A	21,946,945	20,487,361	64,086,544	60,989,073

Operating expense	67,353,429	66,852,885	199,638,786	200,021,516

Operating income	33,235,825	29,539,784	94,916,597	86,543,200

Other (loss) income	(44,920,165)	4,058,776	(41,612,949)	9,888,428
Other expense	2,148,216	1,730,399	6,381,386	5,394,659

Pretax income	(13,832,556)	31,868,161	46,922,262	91,036,969

State income tax	2,499,990	2,611,251	7,111,710	7,276,752
Federal income tax	10,731,971	8,770,756	29,077,132	25,684,269

Income tax	13,231,961	11,382,007	36,188,842	32,961,021

Net (loss) income	($27,064,517)	$20,486,154	$10,733,420	$58,075,948

Consolidated Cash Flow Statement for Nine Months Ended September 30, 2008 and 2009

	9 months	ended on
	Sep 30, 2008	Sep 30, 2009

Net income	$10,733,420	$58,075,948
Depreciation expense	7,232,706	7,406,263
Write-down of marketable securities	65,016,345	1,725,000
Reversal of prior write-downs	(3,483,834)	0
Gain on sales of marketable securities	(7,126,111)	(41,799)
Deferred taxes on unrealized securities loss (gain)	5,536,037	(1,952,165)
Change in accounts receivable	(8,720,850)	(140,747)
Change in accounts payable	3,795,380	3,468,280
Change in taxes payable	(1,192,213)	(732,847)
Change in accrued expenses	(2,080,425)	(4,145,645)
Change in customer deposits	721,803	4,840,260
Change in deferred taxes and tax reserves	(10,186,198)	910,982

Net cash from operations	60,246,060	69,413,530

Purchases of marketable securities	(49,527,010)	(37,303,340)
Sales of marketable securities	47,086,845	48,041,000
Purchases of fixed assets	(10,574,192)	(2,257,521)
Change in other assets	848,615	(299,024)

Net cash (used in) from investing	(12,165,742)	8,181,115

Sales of common stock	7,627,735	555,000
Dividends paid	(67,319,355)	(67,468,134)

Net cash used in financing	(59,691,620)	(66,913,134)

Net change in cash and equivalents	(11,611,302)	10,681,511
Cash and equivalents at beginning	22,567,940	12,964,756

Cash and equivalents at end	$10,956,638	$23,646,267

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

2. MEDITECH follows the provisions of Accounting Standards Codification (ASC) 260-10, Earnings per Share. ASC 260-10 requires reporting both basic and diluted earnings per share. MEDITECH has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period.

	3 months	ended on	9 months	ended on
	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009

Net (loss) income	($27,064,517)	$20,486,154	$10,733,420	$58,075,948
Average number of shares	35,664,520	35,699,093	35,664,520	35,699,093
Earnings per share	($0.76)	$0.57	$0.30	$1.63

The average number of shares outstanding during the periods reflects the issuance of 206,155 shares in February 2008 pursuant to the 2004 Stock Purchase Plan and the issuance of 15,000 shares sold to a Director in February 2009.

3. MEDITECH follows the provisions of ASC 320-10, Investments - Debt and Equity Securities. ASC 320-10 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. MEDITECH's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair value and any unrealized gains or losses, net of tax, are reported as a component of shareholder equity. The fair value of marketable securities was determined based on quoted prices in active markets. In addition MEDITECH holds bank and government notes which have been classified as held-to-maturity. These are recorded in the financial statements at their cost which approximates their fair value.

ASC 320-10 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other-than-temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be reduced to fair value and the amount of the write-down shall be reflected in earnings. During the 1st quarter 2009 MEDITECH determined the decline in fair value of 6 equity issues to be other-than-temporary and reduced their cost basis by $1,725,000 to bring it in line with fair value.

Beginning in the fourth quarter of 2008, MEDITECH began to evaluate its preferred securities for other-than-temporary impairment using an impairment model consistent with a debt security. This change in practice is in accordance with new accounting guidance related to these instruments, issued in a letter from the SEC to the Financial Accounting Standards Board, dated October 14, 2008. Unlike equity securities, which use a "near term" period of recoverability when assessing impairment (usually six months), the assessment period for impairment of debt securities is dependent on the investor's ability and intent to hold the security until recovery, as well as an evaluation of the credit worthiness of the issuer.

Effective April 1, 2009 MEDITECH adopted the provisions of ASC 320-10-35, Subsequent Measuremant. ASC 320-10-35 changes existing accounting requirements under ASC 320-10 for measuring such impairment of debt securities, adds new disclosures, and extends disclosure requirements to interim reporting periods.

At September 30, 2009 MEDITECH's marketable securities had an adjusted cost basis of $174,113,335 and a fair value of $181,815,041. The difference included gross unrealized gains of $11,936,380 and gross unrealized losses of $4,232,672, which have been accounted for within comprehensive income. Most of the securities in loss status are preferred securities issued by large financial institutions. None of these securities have been in a loss status for more than 20 months. All have improved significantly and none have a loss greater than 12%.

MEDITECH has evaluated the unrealized losses as of September 30, 2009 in accordance with this new guidance, and has concluded that the unrealized losses are temporary in nature. The factors that MEDITECH considered included the severity and duration of the loss, MEDITECH's intent and ability to hold these securities for an extended period of time until recovery, and that all of the issuers are current on dividend payments and maintain investment grade ratings. MEDITECH also considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments were temporary at September 30, 2009. MEDITECH continues to evaluate whether the situation warrants further write-downs.

4. MEDITECH follows the provisions of ASC 220-10, Comprehensive Income. ASC 220-10 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains or losses on marketable securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.

	3 months	ended on	9 months	ended on
	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009

Net (loss) income	($27,064,517)	$20,486,154	$10,733,420	$58,075,948
Net unrealized securities (loss) gain	(3,900,098)	14,482,337	(8,304,055)	19,981,153

Comprehensive income	($30,964,615)	$34,968,491	$2,429,365	$78,057,101

5. MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments are the $1,960,000 balance on a mortgage note from LSS Data Systems Inc. and the $1,119,500 balance on a mortgage note from MEDITECH South Africa, both of which are fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrowers. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $7,107,061 at September 30, 2009.

Patient Care Technologies, Inc. (PtCT) is engaged in the development, manufacture and licensing of computer software products and their support for the home health care market. During the 2nd quarter 2007 MEDITECH acquired PtCT which then became a wholly-owned subsidiary of MEDITECH. The financial statements for 2007 and thereafter are presented on a consolidated basis. MEDITECH accounted for this acquisition under the purchase method of accounting in accordance with ASC 805-10, Business Combinations. The values of assets acquired and liabilities assumed, including the identified intangibles, such as developed technology and backlog, and unidentified intangibles are based upon management's estimates of fair value as of the date of acquisition. An acquired deferred tax asset was also recognized to reflect the carryforward of net operating losses expected to be realized.

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

6. MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Based on the criteria set forth in ASC 740-10, MEDITECH's tax reserves amounted to potential tax assessments of $5,378,971 plus interest and penalties of $9,840,012 at December 31, 2008 and have not changed materially at September 30, 2009. These reserves relate to research tax credit, domestic production activities deduction, and state nexus. The years 2006 through 2008 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

7. MEDITECH follows the provisions of ASC 280-10, Segment Reporting. Based on the criteria set forth in ASC 280-10, MEDITECH currently operates in one operating segment, medical software and services. MEDITECH derives substantially all of its operating revenue from the sale and support of one group of similar products and services. All of MEDITECH's assets are located within the United States. The following table indicates the operating revenue percentage based on location of customer.

	3 months	ended on	9 months	ended on
Country	Sep 30, 2008	Sep 30, 2009	Sep 30, 2008	Sep 30, 2009

United States	90%	85%	90%	86%
Canada	8%	12%	8%	11%
All others	2%	3%	2%	3%

8. Effective January 1, 2008, MEDITECH adopted the provisions of ASC 820-10, Fair Value Measurement and Disclosures. ASC 820-10 provides for expanded disclosure and guidelines to determine fair market value of assets and liabilities. ASC 820-10 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and full quantitative disclosure is provided under footnote 3.

9. Effective June 30, 2009 MEDITECH adopted the provisions of ASC 855, Subsequent Events. ASC 855 requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. MEDITECH has evaluated subsequent events through October 29, 2009, the date of financial statement issuance.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2008	Sep 30, 2009	Change

Total revenue	$100,589,254	$96,392,669	(4.2%)
Operating income	33,235,825	29,539,784	(11.1%)
Net (loss) income	(27,064,517)	20,486,154
Average number of shares	35,664,520	35,699,093	0.1%
Earnings per share	($0.76)	$0.57
Cash dividends per share	$0.63	$0.63

Total revenue from both existing and new customers decreased by $4.2 million. It was composed of $7.8 million in reduced product revenue and $3.6 million in additional service revenue.

Operating expense decreased by $0.5 million or 0.7% due primarily to lower staff related travel costs. The resultant operating income decreased by $3.7 million.

Other income increased by $49.0 million due primarily to the prior period's investment impairment. Other expense decreased by $0.4 million due primarily to reduced professional fees. The resultant pretax income increased by $45.7 million.

MEDITECH's effective tax rate of 35.7% decreased substantially due primarily to the prior period's investment impairment without any tax benefit. Net income increased by $47.5 million due primarily to these impairments.

Operating	9 months	ended on	Percent
Results	Sep 30, 2008	Sep 30, 2009	Change

Total revenue	$294,555,383	$286,564,716	(2.7%)
Operating income	94,916,597	86,543,200	(8.8%)
Net income	10,733,420	58,075,948	441.1%
Average number of shares	35,664,520	35,699,093	0.1%
Earnings per share	$0.30	$1.63	440.6%
Cash dividends per share	$1.89	$1.89

Total revenue from both existing and new customers decreased by $8.0 million. It was composed of $19.6 million in reduced product revenue and $11.6 million in additional service revenue.

Operating expense increased by $0.4 million or 0.2% due primarily to higher staff related costs. The resultant operating income decreased by $8.4 million.

Other income increased by $51.5 million due primarily to the prior period's investment impairment. Other expense decreased by $1.0 million due primarily to reduced professional fees. The resultant pretax income increased by $44.1 million.

MEDITECH's effective tax rate of 36.2% decreased substantially due primarily to the prior period's investment impairment without any tax benefit. Net income increased by $47.3 million due primarily to these impairments.

Financial Condition	Dec 31, 2008	Sep 30, 2009

Cash and equivalents	$12,964,756	$23,646,267
Total assets	430,584,445	444,523,457
Total liabilities	77,216,272	80,111,321
Shareholder equity	353,368,173	364,412,136
Outstanding number of shares	35,687,426	35,702,426
Shareholder equity per share	$9.90	$10.21

Accounts payable increased by $3.5 million during the first 9 months primarily because no payroll tax withholding was outstanding at December 31, 2008 while $3.1 million was outstanding at September 30, 2009.

Accrued expenses decreased by $4.1 million during the first 9 months primarily because of the payment of $28.3 million in bonuses applicable to 2008, offset by the accrual of $23.4 million in bonus expenses applicable to 2009.

At September 30, 2009 MEDITECH's cash, cash equivalents and marketable securities totaled $205.5 million. Marketable securities consisted of preferred and common equities plus bank and government notes. For the first 9 months of 2009 cash flow from operations was $69.4 million, cash flow from investing was $8.2 million and cash flow used in financing was $66.9 million. The payment of $67.5 million in dividends to shareholders was the primary use of cash generated by operating activities during the period.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2009 was $364.4 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Neither MEDITECH nor the Medical Information Technology, Inc. Profit Sharing Trust purchased any shares of MEDITECH's common stock during the 3rd quarter of 2009. However, during the 3rd quarter A. Neil Pappalardo purchased 5,775 shares of MEDITECH's common stock at $37.00 per share for a total of $213,675 in individual private transactions.

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

Medical Information Technology, Inc.
(Registrant)

October 29, 2009
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)