Form 10-K
period 2009-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2010-01-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated file, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

No public trading market exists for the registrant's common stock. There were 35,822,426 shares of common stock, $1.00 par value, outstanding at December 31, 2009.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture and market computer software products for the hospital industry. For 2009 on a consolidated basis combined product and service revenue was $393.0M, operating income was $119.9M and net income was $81.8M. Product bookings were $233.8M and the resultant year-end product backlog was $251.2M. By year-end MEDITECH had 2,929 staff members, and over 2,300 active hospital sites throughout the United States, Canada and the United Kingdom.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 250 hospitals and has been MEDITECH's largest customer for many years. HCA represented 7% of MEDITECH revenues in 2009.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of December 31, 2009 MEDITECH owned seven facilities containing over 1.2 million square feet of office space, all being well maintained Class A properties, six in the greater Boston area and one in Atlanta. MEDITECH occupies 70% of the space and the remaining 30% is leased to various tenants. MEDITECH has adequate space for its reasonable needs over the near future.

Item 3 - Legal Proceedings

None

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

Neither MEDITECH nor the Medical Information Technology, Inc. Profit Sharing Trust purchased any shares of MEDITECH's common stock during 2009.

During the 1st quarter of 2009 Dan Valente purchased from MEDITECH 15,000 newly issued shares of MEDITECH common stock at $37.00 per share for a total of $555,000.

During 2009 A. Neil Pappalardo purchased 55,398 shares of MEDITECH's common stock at $37.00 per share for a total of $2,049,726 in individual private transactions. The number of shares purchased in each of the 4 quarters of 2009 were 35,385, 11,038, 5,775 and 3,200 respectively.

At December 31, 2009, there were 1,621 shareholders of record of MEDITECH's common stock and 35,822,426 shares outstanding.

MEDITECH has paid quarterly cash dividends continuously since 1980. Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

MEDITECH's financial statements are presented on a consolidated basis in this 10-K. The results include the effect of the 2nd quarter 2007 acquisition of PtCT.

Selected financial data for the past 5 years ended December 31 are as follows:

	2005	2006	2007	2008	2009

Full Year Operations:
Total revenue	$304,568,166	$344,589,232	$376,233,882	$397,929,595	$393,025,014
Operating income	111,420,017	124,794,398	126,461,550	130,063,109	119,889,942
Net income	77,675,858	87,211,362	88,542,508	35,668,739	81,833,331
Average shares	34,737,446	35,069,992	35,388,510	35,670,246	35,709,926
Net income/share	$2.24	$2.49	$2.50	$1.00	$2.29
Year End Position:
Total assets	$449,570,899	$491,208,968	$493,736,795	$430,584,445	$466,679,816
Total liabilities	65,558,627	77,898,665	80,272,220	77,216,272	86,279,501
Shareholder equity	384,012,272	413,310,303	413,464,575	353,368,173	380,400,315
Shares outstanding	34,830,437	35,168,133	35,481,271	35,687,426	35,822,426
Shareholder equity/share	$11.03	$11.75	$11.65	$9.90	$10.62
Other Financial Data:
Working capital	$204,626,809	$231,033,476	$201,126,941	$150,562,285	$204,084,814
Operating cash flow	93,283,102	94,626,916	108,982,620	89,326,267	104,412,485
Depreciation expense	7,654,226	8,128,038	8,795,511	9,660,920	9,916,865
Cash dividends/share	$2.00	$2.16	$2.40	$2.52	$2.52

Item 7 - Management's Discussion and Analysis of Operating Results and Financial Condition

Comparison of Fiscal Years ended December 31, 2008 and 2009:

Total revenue from both existing and new customers decreased $4.9 million or 1.2% from $397.9 million in 2008 to $393.0 million in 2009. It was composed of $19.8 million in reduced product revenue and $14.9 million in additional service revenue.

Operating expenses increased $5.3 million or 2.0% from $267.9 million in 2008 to $273.1 million in 2009 due primarily to higher staff related costs. The resultant operating income decreased $10.2 million or 7.8% from $130.1 million in 2008 to $119.9 million in 2009.

Other income increased $51.3 million due primarily to the prior period's investment impairment. Other expense decreased $1.3 million due primarily to reduced professional fees. The resultant pretax income increased $42.4 million

MEDITECH's effective tax rate decreased substantially from 57.8% in 2008 to 35.5% in 2009 due primarily to the prior period's investment impairment without any tax benefit. The resultant net income increased $46.2 million from $35.7 million in 2008 to $81.8 million in 2009.

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

Financial Condition:

At December 31, 2009 MEDITECH's cash, cash equivalents and marketable securities totaled $227.4 million. Marketable securities consisted of preferred and common equities plus bank and government notes. During 2009 cash flow from operations was $104.4 million, cash flow from investing was $11.3 million and cash flow used in financing was $89.4 million. The payment of $90.0 million in dividends to shareholders was the primary use of cash generated by operating activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2009 was $380.4 million. During 2009 management expended $3.4 million for updated facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Critical Accounting Policies:

All of our significant accounting policies are described in the notes to the consolidated financial statements included in Item 8 of this report. We believe four of these constitute our most critical policies requiring estimates and judgments by management which are significant in terms of materiality. Reference Note 1(a) for revenue recognition, Note 2 for marketable securities, Note 3 for doubtful account reserve and Note 8 for income taxes.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with equity securities is disclosed in Note 2 to the Consolidated Financial Statements.

Item 8 - Financial Statements and Supplementary Data

Consolidated Financial Statements of Medical Information Technology, Inc.
As of December 31, 2007, 2008 and 2009
Together with Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medical Information Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Medical Information Technology, Inc. (a Massachusetts corporation) and subsidiary as of December 31, 2007, 2008 and 2009, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Information Technology, Inc. and subsidiary as of December 31, 2007, 2008 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December, 31, 2009, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
Boston, Massachusetts
January 29, 2010

Index to Consolidated Financial Statements	Page

Consolidated Balance Sheets as of December 31, 2007, 2008 and 2009	11
Consolidated Statements of Income for the Years Ended December 31,
2007, 2008 and 2009	12
Consolidated Statements of Shareholder Equity for the Years Ended
December 31, 2007, 2008 and 2009	13
Consolidated Statements of Cash Flows for the Years Ended December 31,
2007, 2008 and 2009	14
Notes to Consolidated Financial Statements	15-23

Consolidated Balance Sheets as of December 31, 2007, 2008 and 2009

	Dec 31, 2007	Dec 31, 2008	Dec 31, 2009

Cash and equivalents (Note 1)	$22,567,940	$12,964,756	$39,233,486
Marketable securities (Note 2)	210,137,628	152,402,588	188,182,594
Accounts receivable, less reserve (Note 3)	37,445,841	47,569,950	49,821,769
Deferred taxes (Note 8)	11,247,752	14,841,263	13,126,466

Current assets	281,399,161	227,778,557	290,364,315

Computer equipment	9,361,351	9,513,945	10,042,859
Furniture and fixtures	38,752,354	42,068,652	42,985,481
Buildings	175,130,131	179,396,034	179,396,034
Land	33,159,107	33,407,959	33,407,959
Accumulated depreciation	(87,690,598)	(94,083,882)	(102,027,244)

Fixed assets (Note 1)	168,712,345	170,302,708	163,805,089

Marketable securities (Note 2)	30,000,000	20,000,000	0
Other assets (Note 4)	13,625,289	12,503,180	12,510,412

Total assets	$493,736,795	$430,584,445	$466,679,816

Accounts payable	$395,117	$625,326	$155,731
Taxes payable	5,377,659	3,165,313	5,938,515
Accrued expenses (Note 5)	34,475,953	33,967,110	34,794,459
Customer deposits	25,604,508	24,239,540	30,971,813
Tax reserves (Note 8)	14,418,983	15,218,983	14,418,983

Total liabilities	80,272,220	77,216,272	86,279,501

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
35,481,271 shares in 2007, 35,687,426 shares
in 2008 and 35,822,426 shares in 2009	35,481,271	35,687,426	35,822,426
Additional paid-in capital	54,869,077	62,290,657	67,150,657
Retained income	321,703,233	267,569,536	259,442,204
Unrealized security gains (losses), net of tax	1,410,994	(12,179,446)	17,985,028

Shareholder equity	413,464,575	353,368,173	380,400,315

Total liabilities and shareholder equity	$493,736,795	$430,584,445	$466,679,816

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income for the Years Ended December 31, 2007, 2008 and 2009

	Dec 31, 2007	Dec 31, 2008	Dec 31, 2009

Product revenue	$195,539,439	$195,688,275	$175,890,430
Service revenue	180,694,443	202,241,320	217,134,584

Total revenue (Note 1)	376,233,882	397,929,595	393,025,014

Operations, development	168,439,266	181,856,359	186,839,275
Selling, G & A (Note 6)	81,333,066	86,010,127	86,295,797

Operating expenses	249,772,332	267,866,486	273,135,072

Operating income	126,461,550	130,063,109	119,889,942

Other income (Note 7)	20,962,020	(37,219,151)	14,123,126
Other expense (Note 7)	7,687,500	8,387,120	7,116,343

Pretax income	139,736,070	84,456,838	126,896,725

State income tax	11,399,110	10,677,916	9,983,601
Federal income tax	39,794,452	38,110,183	35,079,793

Income tax (Note 8)	51,193,562	48,788,099	45,063,394

Net income	$88,542,508	$35,668,739	$81,833,331

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholder Equity for the Years Ended December 31, 2007, 2008 and2009

	Common	Stock	Retained	Shareholder
	# of shares	Paid-in capital	income	equity

Balance, December 31, 2006	35,168,133	$79,230,518	$317,983,893	$413,310,303
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	233,138	8,159,830		8,159,830
Issuance of common stock
to the Profit Sharing Plan	80,000	2,960,000		2,960,000
Net income			88,542,508	88,542,508
Unrealized security losses, net of tax				(14,684,898)
Dividends paid			(84,823,168)	(84,823,168)

Balance, December 31, 2007	35,481,271	$90,350,348	$321,703,233	$413,464,575
Issuance of common stock
pursuant to the 2004
Stock Purchase Plan	206,155	7,627,735		7,627,735
Net income			35,668,739	35,668,739
Unrealized security losses, net of tax				(13,590,440)
Dividends paid			(89,802,436)	(89,802,436)

Balance, December 31, 2008	35,687,426	$97,978,083	$267,569,536	$353,368,173
Issuance of common stock
sold to a Director	15,000	555,000		555,000
Issuance of common stock
to the Profit Sharing Plan	120,000	4,440,000		4,440,000
Net income			81,833,331	81,833,331
Unrealized security gains				30,164,474
Dividends paid			(89,960,663)	(89,960,663)

Balance, December 31, 2009	35,822,426	$102,973,083	$259,442,204	$380,400,315

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2008 and 2009

	Dec 31, 2007	Dec 31, 2008	Dec 31, 2009

Net income	$88,542,508	$35,668,739	$81,833,331
Depreciation expense	8,795,511	9,660,920	9,916,865
Stock contributions to qualified profit sharing plan	2,960,000	0	4,440,000
Write-downs of marketable securities	9,500,000	65,016,345	1,725,000
Reversal of prior write-downs	(2,516,721)	(13,790,380)	(72,680)
(Gain) loss on sales of marketable securities	(5,656,843)	6,650,590	(3,277)
Deferred taxes on unrealized securities loss (gain)	9,789,935	2,893,620	(1,952,961)
Change in accounts receivable	7,036,267	(10,124,109)	(2,251,819)
Change in accounts payable	25,633	230,209	(469,595)
Change in taxes payable	3,150,307	(2,212,346)	2,773,202
Change in accrued expenses	3,162,324	(508,842)	827,348
Change in customer deposits	(2,017,092)	(1,364,968)	6,732,273
Change in deferred taxes and tax reserves	(13,789,159)	(2,793,511)	914,798

Net cash from operating activities	108,982,620	89,326,267	104,412,485

Purchases of marketable securities	(94,883,413)	(60,262,610)	(44,045,513)
Sales of marketable securities	106,352,092	53,637,034	58,733,899
Purchases of fixed assets	(31,336,410)	(11,251,283)	(3,419,246)
Change in other assets	(3,544,344)	1,122,109	(7,232)

Net cash (used in) from investing activities	(23,412,075)	(16,754,750)	11,261,908

Sales of common stock	8,159,830	7,627,735	555,000
Dividends paid	(84,823,168)	(89,802,436)	(89,960,663)

Net cash used in financing activities	(76,663,338)	(82,174,701)	(89,405,663)

Net change in cash and equivalents	8,907,207	(9,603,184)	26,268,730
Cash and equivalents at beginning of year	13,660,733	22,567,940	12,964,756

Cash and equivalents at end of year	$22,567,940	$12,964,756	$39,233,486

Supplemental Disclosure:
Cash paid for income taxes	$53,633,563	$53,396,731	$41,842,931
Cash paid for interest	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements December 31, 2009

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

The consolidated financial statements include MEDITECH's wholly owned subsidiary, Patient Care Technologies, Inc., in accordance with Accounting Standards Codification (ASC) 810, Consolidation of Financial Statements.

(a) Revenue Recognition

MEDITECH follows the provisions of ASC 985-605-25, Software Revenue Recognition, and ASC 605-35-25, Construction-Type and Production-Type Contracts. MEDITECH enters into perpetual software license contracts which provide for a customer deposit upon contract execution, milestone billings during the implementation phase and fixed monthly support fees thereafter.

MEDITECH classifies software fees and related implementation fees together as product revenue in the statement of income and recognizes these fees as revenue upon completion of each contract milestone. MEDITECH classifies post-implementation support fees as service revenue in the statement of income and recognizes these fees as revenue when the related services are rendered.

MEDITECH follows the provisions of ASC 605-45-15, Reimbursements Received for Out-of-Pocket Expenses. Such expenses are characterized as product revenue with offsetting operating expenses included in the consolidated income statement.

(b) Software Development Costs

MEDITECH follows the provisions of ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased or Marketed. ASC 985-20 establishes standards for capitalizing software development costs incurred after technological feasibility of the software development projects is established and the realizability of such capitalized costs through future operations is expected, if such costs become material. To date, development costs incurred by MEDITECH after technological feasibility has been established have been immaterial and as such have been charged to operations as incurred.

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

Financial instruments that potentially subject MEDITECH to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. MEDITECH places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom MEDITECH makes substantial sales. To reduce risk, MEDITECH routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. MEDITECH maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As of December 31, 2007, 2008 and 2009 no individual customer accounted for greater than 10% of the outstanding accounts receivable.

(f) Net Income per Common Share

MEDITECH follows the provisions of ASC 260-10, Earnings per Share. ASC 260-10 requires reporting both basic and diluted earnings per share. MEDITECH has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share computed by dividing net income by the weighted average number of common shares outstanding for the past 3 years ended December 31 is as follows:

	2007	2008	2009

Net income	$88,542,508	$35,668,739	$81,833,331
Average number of shares	35,388,510	35,670,246	35,709,926
Earnings per share	$2.50	$1.00	$2.29

The average number of shares outstanding during the periods reflects the issuance of common stock pursuant to the 2004 Stock Purchase Plan, the issuance of common stock to the Profit Sharing Plan and the issuance of shares sold to a Director.

(g) Comprehensive Income

MEDITECH follows the provisions of ASC 220-10, Comprehensive Income. ASC 220-10 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains or losses on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. MEDITECH's comprehensive income including net unrealized gains or losses on marketable securities for the past 3 years ended December 31 is as follows:

	2007	2008	2009

Net income	$88,542,508	$35,668,739	$81,833,331
Net unrealized (losses) gains	(14,684,898)	(13,590,440)	30,164,474

Comprehensive income	$73,857,610	$22,078,299	$111,997,805

(h) Segment, Geographic and Enterprise-Wide Reporting

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

	2007	2008	2009

United States	87%	90%	86%
Canada	11%	8%	11%
Other	2%	2%	3%

One customer accounted for approximately 9%, 6% and 7% of total revenue for the past 3 years ended December 31.

(i) Common Stock Dividend Policy

MEDITECH's Board of Directors has full discretion regarding the timing and amounts of dividends paid on common stock. The annual dividend paid quarterly on shares then outstanding for the past 3 years ended December 31 was $2.40, $2.52 and $2.52 per share.

(j) Recent Accounting Pronouncements

Effective January 1, 2008 MEDITECH adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 provides for expanded disclosure and guidelines to determine fair market value of assets and liabilities. ASC 820-10 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and are considered Level 1 assets as defined by ASC 820-10.

Effective June 30, 2009 MEDITECH adopted the provisions of ASC 855, Subsequent Events. ASC 855 requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Management has evaluated subsequent events for potential disclosure in or adjustment to the consolidated financial statements through January 29, 2010, the date of filing of the Form 10-K. Based on such evaluation, no events have occurred that in the opinion of management warrant disclosure in or adjustment to the consolidation financial statements.

(2) MARKETABLE SECURITIES

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

ASC 320-10 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other-than-temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be reduced to fair value and the amount of the write-down shall be reflected in earnings. During 2009 MEDITECH determined the decline in fair value of 6 equity issues to be other-than-temporary and reduced their cost basis by $1,725,000 to bring it in line with fair value.

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

Effective April 1, 2009 MEDITECH adopted the provisions of ASC 320-10-35, which changes existing accounting requirements under ASC 320-10 for measuring such impairment of debt securities, adds new disclosures, and extends disclosure requirements to interim reporting periods.

At December 31, 2009 MEDITECH's marketable securities had an adjusted cost basis of $170,197,566 and a fair value of $188,182,594. The difference included gross unrealized gains of $19,052,090 and gross unrealized losses of $1,067,062 which have been accounted for within comprehensive income. All securities in loss status are preferred securities issued by large financial institutions. None have a loss greater than 3%.

MEDITECH has evaluated the unrealized losses as of December 31, 2009 in accordance with this new guidance, and has concluded that the unrealized losses are temporary in nature. The factors that MEDITECH considered included the severity and duration of the loss, MEDITECH's intent and ability to hold these securities for an extended period of time until recovery, and that all of the issuers are current on dividend payments and maintain investment grade ratings. MEDITECH also considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments were temporary at December 31, 2009. MEDITECH continues to evaluate whether the situation warrants further write-downs.

The cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's holdings for the past 3 years ended December 31 are as follows:

	2007	2008	2009

Net cost of equities	$182,785,974	$128,534,995	$170,197,566
Unrealized gains	16,640,146	709,603	19,052,090
Unrealized losses	(14,288,492)	(14,842,010)	(1,067,062)
Cost of notes	55,000,000	58,000,000

Fair market value	$240,137,628	$172,402,588	$188,182,594

(3) RESERVE FOR DOUBTFUL ACCOUNTS

The components of the reserve for doubtful accounts for the past 3 years ended December 31 are as follows:

	2007	2008	2009

Reserve at beginning of year	$800,000	$1,000,000	$1,210,000
Amounts charged to expense	200,000	210,000
Amounts written off			(140,000)

Reserve at end of year	$1,000,000	$1,210,000	$1,070,000

(4) OTHER ASSETS

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments are the $1,900,000 balance on a mortgage note from LSS Data Systems Inc. and the $1,101,200 balance on a mortgage note from MEDITECH South Africa, both of which are fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrowers. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $7,028,761 at December 31, 2009.

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

The identified intangibles were valued at $5,977,801, are being amortized over their 7 year useful lives and are included in other assets. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. The unidentified intangibles were valued at $1,211,786, are not amortizable and are also included in other assets. In accordance with ASC 805-10, this amount is measured at fair value on an annual basis for impairment testing, but reported at cost in our financial statements. MEDITECH conducted its annual income based fair value measurement test as of December 31, 2009 and has concluded these assets to be recoverable.

(5) ACCRUED EXPENSES

The components of accrued expenses for the past 3 years ended December 31 are as follows:

	2007	2008	2009

Accrued bonuses	$27,300,000	$28,300,000	$28,200,000
Accrued vacation	3,178,689	3,514,564	3,775,000
Accrued construction	2,030,000
Other accrued	1,967,264	2,152,546	2,819,459

Accrued expenses	$34,475,953	$33,967,110	$34,794,459

(6) QUALIFIED PROFIT SHARING PLAN

MEDITECH has no obligation for post-employment or post-retirement benefits. MEDITECH maintains a qualified profit sharing plan which provides deferred compensation to substantially all of its staff members. Contributions to the plan are at the discretion of the Board of Directors and may be in the form of cash and shares of MEDITECH stock. The components of year-end contributions for the past 3 years ended December 31 are as follows:

	2007	2008	2009

Cash	$3,640,000	$7,000,000	$2,160,000
80,000 shares at $37 per share	2,960,000
120,000 shares at $37 per share			4,440,000

	$6,600,000	$7,000,000	$6,600,000

(7) OTHER INCOME AND EXPENSE

Other income consists of rents, dividends, interest, marketable security activity and the amortization of PtCT's identified intangibles. The components of other income for the past 3 years ended December 31 are as follows:

	2007	2008	2009

Rents	$6,598,350	$8,312,652	$7,032,380
Dividends	11,668,892	10,443,755	8,952,947
Interest	4,021,164	2,754,966	647,363
Investment losses	(1,326,386)	(57,876,556)	(1,655,596)
Amortization		(853,968)	(853,968)

Other income	$20,962,020	($37,219,151)	$14,123,126

Other expense consists of rental costs, charitable contributions and certain professional fees. The components of other expense for the past 3 years ended December 31 are as follows:

	2007	2008	2009

Rental costs	$6,304,666	$6,732,120	$6,419,382
Charitable contributions	715,000	705,000	715,000
Professional fees	667,834	950,000	(18,039)

Other expense	$7,687,500	$8,387,120	$7,116,343

(8) INCOME TAXES, DEFERRED TAXES, AND TAX RESERVES

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. The current and deferred components of the State and Federal income taxes for the past 3 years ended December 31 are as follows:

	2007	2008	2009

State current	$12,701,898	$10,852,888	$10,092,590
State deferred	(1,302,788)	(174,972)	(108,989)

State income tax	$11,399,110	$10,677,916	$9,983,601

Federal current	$43,702,820	$38,635,102	$36,024,942
Federal deferred	(3,908,368)	(524,919)	(945,149)

Federal income tax	$39,794,452	$38,110,183	$35,079,793

The effective income tax rate for the past 3 years ended December 31 is as follows:

	2007	2008	2009

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	5.3%	8.2%	5.1%
Dividend income exclusion	(2.0%)	(2.9%)	(1.7%)
Valuation allowance		20.7%
Other	(1.7%)	(3.2%)	(2.9%)

Effective tax rate	36.6%	57.8%	35.5%

Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. Cumulative unrealized investment write-downs which have been reflected in earnings are also a non-deductible expense for tax purposes. Because such capital losses can only be offset by future capital gains, a valuation allowance was established to reduce the deferred tax to the net amount expected to be realized. The components of deferred taxes for the past 3 years ended December 31 are as follows:

	2007	2008	2009

Prepaid tax on deposits over 1 year	$4,342,001	$3,489,868	$3,555,279
Prepaid tax on accrued expenses	1,580,000	1,710,000	1,840,000
Deferred tax on unrealized losses	4,762,422	31,846,437	19,660,000
Valuation allowance		(23,700,00)	(13,533,838)
Other deferred tax	563,329	1,494,958	1,605,025

Deferred taxes	$11,247,752	$14,841,263	$13,126,466

Tax reserves relate to the uncertainty of research tax credit, domestic production activities deduction and state nexus. The years 2006 through 2009 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. The components of tax reserves for the past 3 years ended December 31 are as follows:

	2007	2008	2009

Potential tax assessment	$6,410,803	$5,378,971	$4,364,877
Interest and penalties	8,008,180	9,840,012	10,054,106

Tax reserves	$14,418,983	$15,218,983	$14,418,983

(9) SUPPLEMENTARY DATA

Unaudited operating results by quarter for the three years ended December 31, 2009 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2007

Total revenue	$91,683,091	$95,133,885	$92,712,818	$96,704,088	$376,233,882
Operating income	33,166,303	32,005,612	29,208,810	32,080,825	126,461,550
Net income	22,986,988	23,596,234	20,963,324	20,995,965	88,542,508
Net income per share	$0.65	$0.67	$0.59	$0.59	$2.50

	1st Q	2nd Q	3rd Q	4th Q	2008

Total revenue	$96,757,127	$97,209,002	$100,589,254	$103,374,212	$397,929,595
Operating income	31,095,144	30,585,628	33,235,825	35,146,512	130,063,109
Net income	21,474,242	16,323,695	(27,064,517)	24,935,320	35,668,739
Net income per share	$0.60	$0.46	($0.76)	$0.70	$1.00

	1st Q	2nd Q	3rd Q	4th Q	2009

Total revenue	$93,662,473	$96,509,574	$96,392,669	$106,460,300	$393,025,014
Operating income	27,358,635	29,644,781	29,539,784	33,346,744	119,889,942
Net income	17,176,860	20,412,934	20,486,154	23,757,388	81,833,331
Net income per share	$0.48	$0.57	$0.57	$0.67	$2.29

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at December 31, 2009 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework. For the year ended December 31, 2009 we have made no changes in internal controls and our internal control over financial reporting is effective at a reasonable assurance level based on said criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B - Other Information

During its regular January 2010 meeting the Board of Directors approved the issuance of up to 250,000 shares of common stock to be sold to staff members at $37.00 per share pursuant to the MEDITECH 2004 Stock Purchase Plan.

MEDITECH executed an Agreement and Plan of Merger which provides for the merger of Patient Care Technologies with and into MEDITECH effective December 31, 2009. Therefore, PtCT is now no longer a wholly owned subsidiary.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2009, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	67	Chairman, Chief Executive Officer and Director
Lawrence A. Polimeno	68	Vice Chairman, Prior President and Director
Roland L. Driscoll	80	Director
Edward B. Roberts	74	Director
Morton E. Ruderman	73	Director
L. P. Dan Valente	79	Director
Howard Messing	57	President and Chief Operating Officer
Barbara A. Manzolillo	57	Treasurer, Chief Financial Officer and Clerk
Stuart N. Lefthes	56	Vice President of Sales
Christopher Anschuetz	57	Vice President of Technology
Robert G. Gale	63	Senior Vice President of Product Development
Joanne Wood	56	Vice President of Client Service
Steven B. Koretz	57	Vice President of Implementation
Hoda Sayed-Friel	51	Vice President of Marketing
Michelle O'Connor	43	Vice President of Product Development

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

The address of all Officers and Directors is in care of Medical Information Technology, Inc., MEDITECH Circle, Westwood, MA 02090.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the COO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. During 2009 the Board held 4 regularly scheduled quarterly meetings and all 6 members attended all 4 meetings. Messrs. Driscoll, Roberts, Ruderman and Valente are "independent" as defined by the rules of the NYSE and NASDAQ.

The Board of Directors has an Audit Committee, an Executive Compensation Committee and a Charitable Contribution Committee. During 2009 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPAs and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The committee met 6 times in 2009 to review accounting practices and advise MEDITECH's CFO. In addition, the committee met with MEDITECH's Independent Registered Public Accounting firm and reviewed MEDITECH's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Executive Compensation Committee consists of Messrs. Ruderman and Roberts. This committee met once in 2009 to recommend the Chairman and Chief Executive Officer's annual salary, the criteria and amount for his bonus. The full Board of Directors annually approves the salary and bonus amount for each of the officers.

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2009 the committee contributed $715,000 to 43 cultural, educational and social service organizations within the greater Boston area.

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

Item 11 - Executive Compensation

There are no employment contracts providing for continued compensation in effect for any Officer of MEDITECH. MEDITECH has no Stock Award programs, no Stock Option programs and no Non-equity Incentive plans. The compensation received by MEDITECH's Chief Executive Officer, Chief Financial Officer and the three most highly compensated other Officers for the past 3 years ended December 31 is summarized in the following table. The deferred columns represent, respectively, the annual increase in the individual's balance in the MEDITECH Profit Sharing Plan and the individual's share of MEDITECH's annual contribution to this Plan.

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

A. Neil Pappalardo	2009	$360,000	$21,782	$0	$0	$381,782
Chairman and Chief	2008	360,000	24,159	0	0	384,159
Executive Officer	2007	360,000	699,562	0	0	1,059,562

Lawrence A. Polimeno	2009	$180,000	$421,782	$49,933	$4,133	$655,848
Vice Chairman and	2008	180,000	524,159	77,597	4,844	786,600
Prior President	2007	180,000	499,562	119,586	5,074	804,222

Howard Messing	2009	$264,000	$421,782	$49,933	$4,133	$739,848
President and Chief	2008	264,000	549,159	77,597	4,844	895,600
Operating Officer	2007	264,000	549,562	119,586	5,074	938,222

Barbara A. Manzolillo	2009	$228,000	$321,782	$49,933	$4,133	$603,848
Treasurer and Chief	2008	228,000	24,159	77,597	4,844	334,600
Financial Officer	2007	228,000	349,562	119,586	5,074	702,222

Stuart N. Lefthes	2009	$216,000	$321,782	$49,933	$4,133	$591,848
Vice President	2008	216,000	349,159	77,597	4,844	647,600
of Sales	2007	216,000	349,562	119,586	5,074	690,222

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2009 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	13,809,389	38.55%
Morton E. Ruderman	4,532,704	12.65%
MEDITECH Profit Sharing Trust*	4,437,096	12.39%
Curtis W. Marble	3,500,000	9.77%
Barbara N. Grossman	1,801,350	5.03%
Lawrence A. Polimeno	1,042,000	2.91%
Edward B. Roberts	780,483	2.18%
Roland L. Driscoll	528,000	1.47%
Howard Messing	358,000	1.00%
Barbara A. Manzolillo	225,000	0.63%
L. P. Dan Valente	100,000	0.28%
Stuart N. Lefthes	98,000	0.27%
15 Directors and Officers as a Group*	21,818,026	60.91%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore is entitled to vote its shares in addition to his own 9,372,293 shares. Likewise the number of shares indicated for the 15 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2009.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

A. Neil Pappalardo, Chairman, Chief Executive Officer and Director, purchased for cash from MEDITECH 25,000 shares of common stock at $35 per share in March 2007 and 25,000 shares of common stock at $37 per share in February 2008. No shares were purchased from MEDITECH during 2009.

Howard Messing, President and Chief Operating Officer, purchased for cash from MEDITECH 15,000 shares of common stock at $35 per share in March 2007 and 15,000 shares of common stock at $37 per share in February 2008. No shares were purchased from MEDITECH during 2009.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk, purchased for cash from MEDITECH 5,000 shares of common stock at $35 per share in February 2007 and 5,000 shares of common stock at $37 per share in February 2008. No shares were purchased from MEDITECH during 2009.

Stuart N. Lefthes, Vice President of Sales, purchased for cash from MEDITECH 5,000 shares of common stock at $35 per share in February 2007 and 5,000 shares of common stock at $37 per share in February 2008. No shares were purchased from MEDITECH during 2009.

L. P. Dan Valente, a Director, purchased for cash from MEDITECH 15,000 shares of common stock at $37 per share in February 2009.

Item 14 - Principal Accountant Fees and Services

During 2009, Ernst & Young LLP's services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information and discussing various accounting, tax, and regulatory matters. Fees paid for audit services rendered by Ernst & Young LLP for the three years ended December 31, 2009 are as follows:

	2007	2008	2009

Annual audit and quarterly reviews	$207,400	$305,000	$365,000
Audit related to Profit Sharing Trust	12,000	12,000	14,000
Tax or all other matters		10,000	50,000

	$219,400	$327,000	$429,000

It is the policy of the Audit Committee to pre-approve all audit and non-audit services to be provided to MEDITECH by MEDITECH's Independent Registered Public Accounting Firm and the above amounts were so approved.

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 29, 2010
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 2010.

A. Neil Pappalardo, Chief Executive Officer, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

Morton E. Ruderman, Director
(Signature)

L. P. Dan Valente, Director
(Signature)