Form 10-Q
period 2010-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2010-04-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2010

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

There were 36,066,164 shares of Common Stock, $1.00 par value, outstanding at March 31, 2010.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet as of December 31, 2009 and March 31, 2010

	Dec 31, 2009	Mar 31, 2010

Cash and equivalents	$39,233,486	$50,730,408
Marketable securities	188,182,594	191,644,750
Accounts receivable, less reserves	49,821,769	47,480,524
Deferred taxes	13,126,466	13,756,466

Current assets	290,364,315	303,612,148

Computer equipment	10,042,859	10,573,986
Furniture and fixtures	42,985,481	44,282,090
Buildings	179,396,034	179,391,878
Land	33,407,959	33,407,959
Accumulated depreciation	(102,027,244)	(104,624,232)

Fixed assets	163,805,089	163,031,681

Other assets	12,510,412	12,216,520

Total assets	$466,679,816	$478,860,349

Accounts payable	$155,731	$4,357,878
Taxes payable	5,938,515	12,128,209
Accrued expenses	34,794,459	17,073,495
Customer deposits	30,971,813	38,091,595
Tax reserves	14,418,983	14,418,983

Total liabilities	86,279,501	86,070,160

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,822,426
in 2009 and 36,066,164 in 2010	35,822,426	36,066,164
Additional paid-in capital	67,150,657	75,925,225
Retained income	259,442,204	259,475,415
Unrealized security gains, net of tax	17,985,028	21,323,385

Shareholder equity	380,400,315	392,790,189

Total liabilities and shareholder equity	$466,679,816	$478,860,349

Income Statement for Three Months Ended March 31, 2009 and 2010

	3 months	ended on
	Mar 31, 2009	Mar 31, 2010

Product revenue	$40,593,887	$47,157,964
Service revenue	53,068,586	56,397,618

Total revenue	93,662,473	103,555,582

Operations, development	46,484,302	49,034,967
Selling, G & A	19,819,536	23,145,066

Operating expense	66,303,838	72,180,033

Operating income	27,358,635	31,375,549

Other income	2,188,758	4,256,645
Other expense	1,882,526	1,856,528

Pretax income	27,664,867	33,775,666

State income tax	2,275,252	2,319,000
Federal income tax	8,212,755	9,930,000

Income tax	10,488,007	12,249,000

Net income	$17,176,860	$21,526,666

Cash Flow Statement for Three Months Ended March 31, 2009 and 2010

	3 months	ended on
	Mar 31, 2009	Mar 31, 2010

Net income	$17,176,860	$21,526,666
Depreciation expense	2,478,998	2,596,988
Write-down of marketable securities	1,725,000	0
Deferred taxes on unrealized securities losses	3,897	0
Change in accounts receivable	(132,045)	2,341,245
Change in accounts payable	3,347,202	4,202,147
Change in taxes payable	5,777,601	6,189,694
Change in accrued expenses	(20,018,938)	(17,720,964)
Change in customer deposits	3,586,117	7,119,782
Change in deferred taxes and tax reserves	(452,890)	(630,000)

Net cash from operations	13,491,802	25,625,558

Purchases of marketable securities	(4,204,500)	(123,799)
Sales of marketable securities	48,000,000	0
Purchases of fixed assets	(385,424)	(1,823,580)
Change in other assets	273,492	293,892

Net cash from (used in) investing	43,683,568	(1,653,487)

Sales of common stock	555,000	9,018,306
Dividends paid	(22,483,078)	(21,493,455)

Net cash used in financing	(21,928,078)	(12,475,149)

Net change in cash and equivalents	35,247,292	11,496,922
Cash and equivalents at beginning	12,964,756	39,233,486

Cash and equivalents at end	$48,212,048	$50,730,408

Notes To Financial Statements

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009 included in MEDITECH's Form 10-K filed on January 29, 2010. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

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

	3 months	ended on
	Mar 31, 2009	Mar 31, 2010

Net income	$17,176,860	$21,526,666
Average number of shares	35,692,426	35,984,918
Earnings per share	$0.48	$0.60

The average number of shares outstanding during the periods reflects the issuance of 15,000 shares sold to a Director in February 2009 and the issuance of 243,738 shares in February 2010 pursuant to the 2004 Stock Purchase Plan.

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

Effective April 1, 2009 MEDITECH adopted the provisions of ASC 320-10-35, Subsequent Measurement. ASC 320-10-35 changes existing accounting requirements under ASC 320-10 for measuring such impairment of debt securities, adds new disclosures, and extends disclosure requirements to interim reporting periods.

At March 31, 2010 MEDITECH's marketable securities had an adjusted cost basis of $170,321,365 and a fair value of $191,644,750. The difference included gross unrealized gains of $22,415,893 and gross unrealized losses of $1,092,508, all of which have been accounted for within comprehensive income. The unrealized losses consist of three securities which have a loss less than 3% of cost.

MEDITECH has evaluated the unrealized losses as of March 31, 2010 in accordance with this new guidance, and has concluded that the unrealized losses are temporary in nature. The factors that MEDITECH considered included the severity and duration of the loss, MEDITECH's intent and ability to hold these securities for an extended period of time until recovery, and that all of the issuers are current on dividend payments and maintain investment grade ratings. MEDITECH also considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments were temporary at March 31, 2010. MEDITECH continues to evaluate whether the situation warrants further write-downs.

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

	3 months	ended on
	Mar 31, 2009	Mar 31, 2010

Net income	$17,176,860	$21,526,666
Net unrealized security (loss) gain	(11,380,846)	3,338,357

Comprehensive income	$5,796,014	$24,865,023

5. MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments are the $1,840,000 balance on a mortgage note from LSS Data Systems Inc. and the $1,080,800 balance on a mortgage note from MEDITECH South Africa, both of which are fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrowers. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $6,948,361 at March 31, 2010.

Patient Care Technologies, Inc. (PtCT) is engaged in the development, manufacture and licensing of computer software products and their support for the home health care market. During the 2nd quarter 2007 MEDITECH acquired PtCT which then became a wholly-owned subsidiary of MEDITECH. The financial statements for 2007 through 2009 are presented on a consolidated basis. MEDITECH accounted for this acquisition under the purchase method of accounting in accordance with ASC 805-10, Business Combinations. The values of assets acquired and liabilities assumed, including the identified intangibles, such as developed technology and backlog, and unidentified intangibles are based upon management's estimates of fair value as of the date of acquisition. An acquired deferred tax asset was also recognized to reflect the carryforward of net operating losses expected to be realized.

The identified intangibles were valued at $5,977,801, are being amortized over their 7 year useful lives and are included in other assets. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. The unidentified intangibles were valued at $1,211,786, are not amortizable and are also included in other assets. This amount is evaluated annually for impairment. No indicators of impairment were noted at March 31, 2010.

MEDITECH executed an Agreement and Plan of Merger which provides for the merger of Patient Care Technologies with and into MEDITECH effective December 31, 2009. Therefore, financial statements for 2010 and beyond are no longer presented on a consolidated basis.

6. MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Based on the criteria set forth in ASC 740-10, MEDITECH's tax reserves amounted to potential tax assessments of $4,364,877 plus interest and penalties of $10,054,106 at December 31, 2009 and have not changed materially at March 31, 2010. These reserves relate to research tax credit, domestic production activities deduction, and state nexus. The years 2005 through 2009 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

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

	3 months	ended on
Country	Mar 31, 2009	Mar 31, 2010

United States	87%	86%
Canada	11%	11%
All others	2%	3%

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

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Mar 31, 2009	Mar 31, 2010	Change

Total revenue	$93,662,473	$103,555,582	10.6%
Operating income	27,358,635	31,375,549	14.7%
Net income	17,176,860	21,526,666	25.3%
Average number of shares	35,692,426	35,984,918	0.8%
Earnings per share	$0.48	$0.60	24.3%
Cash dividends per share	$0.63	$0.60	(4.8%)

Total revenue from both existing and new customers increased by $9.9 million. The increase was composed of $6.6 million in additional product revenue and $3.3 million in additional service revenue.

Operating expense increased by $5.9 million or 8.9% due primarily to additional staff and bookings related expenses. The resultant operating income increased by $4.0 million.

Other income increased by $2.1 million due primarily to the prior period's investment impairment of $1.7 million. Other expense decreased slightly. The resultant pretax income increased by $6.1 million or 22.1%.

MEDITECH's effective tax rate decreased from 37.9% to 36.3% due primarily to the prior period's investment impairment with no tax benefit. Net income increased by $4.3 million due primarily to additional revenue.

Financial Condition	Dec 31, 2009	Mar 31, 2010

Working capital	$204,084,814	$217,541,988
Total assets	466,679,816	478,860,349
Total liabilities	86,279,501	86,070,160
Shareholder equity	380,400,315	392,790,189
Outstanding number of shares	35,822,426	36,066,164
Shareholder equity per share	$10.62	$10.89

Accounts payable increased by $4.2 million during the quarter primarily because no payroll tax withholding was outstanding at December 31, 2009 while $2.9 million was outstanding at March 31, 2010.

Taxes payable increased by $6.2 million during the quarter primarily as a result of the federal tax payment schedule which calls for payment of both the first and second quarter's estimated tax expense during the second quarter.

Accrued expenses decreased by $17.7 million during the quarter primarily as a result of the payment of $28.2 million in bonuses applicable to 2009, offset by the accrual of $9.1 million in bonus expenses applicable to 2010.

At March 31, 2010 MEDITECH's cash, cash equivalents and marketable securities totaled $242.4 million. Marketable securities consisted of preferred and common equities. For the first three months of 2010 cash flow from operations was $25.6 million, cash flow used in investing was $1.7 million and cash flow used in financing was $12.5 million. The payment of $21.5 million in dividends to shareholders was the primary use of cash generated by operating activities during the quarter.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2010 was $392.8 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at March 31, 2010 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

No material changes from risk factors as previously disclosed in MEDITECH's Form 10-K filed on January 29, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the first quarter of 2010. However, during the first quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased 2,235 shares of MEDITECH's common stock at $37 per share for a total of $82,695 in individual private transactions.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 7 Blue Hill River Road, Canton, Massachusetts, on Monday, April 26, 2010. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Barbara A. Manzolillo, keeping the minutes.

On the March 26, 2010 record date there were a total of 36,066,164 shares of MEDITECH's common stock, par value $1.00 per share outstanding. A total of 35,159,824 shares or 97.5% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or by ballot.

The following six directors of MEDITECH were elected to serve until the 2011 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified, with votes cast as follows:

	shares	shares
	in favor	withheld

A. Neil Pappalardo	33,090,605	2,069,219
Lawrence A. Polimeno	33,088,280	2,071,544
Roland L. Driscoll	33,084,280	2,075,544
Edward B. Roberts	33,084,280	2,075,544
Morton E. Ruderman	33,065,780	2,094,044
L. P. Dan Valente	33,084,280	2,075,544

A proposal to ratify the selection of Ernst and Young LLP as MEDITECH's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2010 was approved, with 32,920,413 shares in favor, 2,116,624 shares against and 122,787 shares abstaining.

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

Medical Information Technology, Inc.
(Registrant)

April 30, 2010
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)