Form 10-Q
period 2010-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2010-07-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2010

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

There were 36,066,164 shares of Common Stock, $1.00 par value, outstanding at July 30, 2010.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet as of December 31, 2009 and June 30, 2010

	Dec 31, 2009	Jun 30, 2010

Cash and equivalents	$39,233,486	$34,879,394
Marketable securities	188,182,594	198,383,195
Accounts receivable, net of reserve	49,821,769	46,822,910
Deferred taxes	13,126,466	13,318,295

Current assets	290,364,315	293,403,794

Computer equipment	10,042,859	9,371,209
Furniture and fixtures	42,985,481	43,765,391
Buildings	179,396,034	179,391,878
Land	33,407,959	33,407,959
Accumulated depreciation	(102,027,244)	(103,117,251)

Fixed assets	163,805,089	162,819,186

Other assets	12,510,412	11,922,628

Total assets	$466,679,816	$468,145,608

Accounts payable	$155,731	$5,079,613
Taxes payable	5,938,515	1,767,877
Accrued expenses	34,794,459	27,234,175
Deferred revenue	30,971,813	37,915,289
Tax reserves	14,418,983	14,814,983

Total liabilities	86,279,501	86,811,937

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,822,426
in 2009 and 36,066,164 in 2010	35,822,426	36,066,164
Additional paid-in capital	67,150,657	75,925,225
Retained income	259,442,204	261,053,615
Unrealized security gain	17,985,028	8,288,667

Shareholder equity	380,400,315	381,333,671

Total liabilities and shareholder equity	$466,679,816	$468,145,608

Income Statement for Three and Six Months Ended June 30, 2009 and 2010

	3 months	ended on	6 months	ended on
	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010

Product revenue	$42,622,637	$50,960,324	$83,216,524	$98,118,288
Service revenue	53,886,937	57,721,868	106,955,523	114,119,486

Total revenue	96,509,574	108,682,192	190,172,047	212,237,774

Operations, development	46,182,617	49,991,433	92,666,919	99,026,400
Selling, G & A	20,682,176	24,212,045	40,501,712	47,357,111

Operating expense	66,864,793	74,203,478	133,168,631	146,383,511

Operating income	29,644,781	34,478,714	57,003,416	65,854,263

Other income	3,640,893	4,262,762	5,829,652	8,519,407
Other expense	1,781,733	1,706,578	3,664,260	3,563,106

Pretax income	31,503,941	37,034,898	59,168,808	70,810,564

State income tax	2,390,251	2,657,000	4,665,503	4,976,000
Federal income tax	8,700,756	11,160,000	16,913,511	21,090,000

Income tax	11,091,007	13,817,000	21,579,014	26,066,000

Net income	$20,412,934	$23,217,898	$37,589,794	$44,744,564

Cash Flow Statement for Six Months Ended June 30, 2009 and 2010

	6 months	ended on
	Jun 30, 2009	Jun 30, 2010

Net income	$37,589,794	$44,744,564
Depreciation expense	4,950,392	5,086,692
Write-down of marketable securities	1,725,000	0
Gain on sales of marketable securities	(27,200)	0
Deferred taxes on unrealized security gain	(1,952,961)	0
Change in accounts receivable	517,708	2,998,859
Change in accounts payable	3,294,062	4,923,882
Change in taxes payable	(2,326,499)	(4,170,638)
Change in accrued expenses	(11,857,654)	(7,560,284)
Change in deferred revenue	3,325,336	6,943,476
Change in deferred taxes and tax reserves	1,254,975	204,171

Net cash from operations	36,492,953	53,170,722

Purchases of marketable securities	(9,658,566)	(19,896,962)
Sales of marketable securities	48,027,200	0
Purchases of fixed assets	(1,653,662)	(4,100,789)
Change in other assets	(690,816)	587,784

Net cash from (used in) investing	36,024,156	(23,409,967)

Sales of common stock	555,000	9,018,306
Dividends paid	(44,975,605)	(43,133,153)

Net cash used in financing	(44,420,605)	(34,114,847)

Net change in cash and equivalents	28,096,504	(4,354,092)
Cash and equivalents at beginning	12,964,756	39,233,486

Cash and equivalents at end	$41,061,260	$34,879,394

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

	3 months	ended on	6 months	ended on
	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010

Net income	$20,412,934	$23,217,898	$37,589,794	$44,744,564
Average number of shares	35,697,426	36,025,541	35,697,426	36,025,541
Earnings per share	$0.57	$0.64	$1.05	$1.24

The average number of shares outstanding during the periods reflects the issuance of 15,000 shares sold to a Director in February 2009 and the issuance of 243,738 shares in February 2010 pursuant to the 2004 Stock Purchase Plan.

3. MEDITECH follows the provisions of ASC 320-10, Investments - Debt and Equity Securities. ASC 320-10 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. MEDITECH's marketable securities consist of common and preferred equities which have been classified as available-for-sale. These are recorded in the financial statements at fair value, and any unrealized gains or losses, net of tax, are reported as a component of shareholder equity. The fair value of marketable securities was determined based on quoted prices in active markets.

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

At June 30, 2010 MEDITECH's marketable securities had an adjusted cost basis of $190,094,529 and a fair value of $198,383,195. The difference included gross unrealized gains of $15,754,791 and gross unrealized losses of $7,466,125, all of which have been accounted for within comprehensive income. The unrealized losses consist of 14 securities which have a loss less than 16% of cost.

MEDITECH has evaluated the unrealized losses as of June 30, 2010 in accordance with this new guidance, and has concluded that the unrealized losses are temporary in nature. The factors that MEDITECH considered included the severity and duration of the loss, MEDITECH's intent and ability to hold these securities for an extended period of time until recovery, and that all of the issuers are current on dividend payments and maintain investment grade ratings. MEDITECH also considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments were temporary at June 30, 2010. MEDITECH continues to evaluate whether the situation warrants further write-downs.

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

	3 months	ended on	6 months	ended on
	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010

Net income	$20,412,934	$23,217,898	$37,589,794	$44,744,564
Net unrealized security (loss) gain	16,779,662	(13,034,718)	5,398,816	(9,696,361)

Comprehensive income	$37,192,596	$10,183,180	$42,988,610	$35,048,203

5. MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments are the $1,780,000 balance on a mortgage note from LSS Data Systems Inc. and the $1,060,400 balance on a mortgage note from MEDITECH South Africa, both of which are fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrowers. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $6,867,961 at June 30, 2010.

During the 2nd quarter 2007 MEDITECH acquired Patient Care Technologies, Inc. (PtCT), a company engaged in the development, manufacture and licensing of computer software products and their support for the home health care market. The financial statements for 2007 through 2009 are presented on a consolidated basis. MEDITECH accounted for this acquisition under the purchase method of accounting in accordance with ASC 805-10, Business Combinations. The values of assets acquired and liabilities assumed, including the identified intangibles, such as developed technology and backlog, and unidentified intangibles are based upon management's estimates of fair value as of the date of acquisition. An acquired deferred tax asset was also recognized to reflect the carryforward of net operating losses expected to be realized.

The identified intangibles were valued at $5,977,801, are being amortized over their 7 year useful lives and are included in other assets. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. The unidentified intangibles were valued at $1,211,786, are not amortizable and are also included in other assets. This amount is evaluated annually for impairment. No indicators of impairment were noted at June 30, 2010.

PtCT merged with and into MEDITECH effective December 31, 2009. Therefore, financial statements for 2010 and beyond are no longer presented on a consolidated basis.

6. MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Based on the criteria set forth in ASC 740-10, MEDITECH's tax reserves amounted to potential tax assessments of $4,364,877 plus interest and penalties of $10,054,106 at December 31, 2009 and have not changed materially at June 30, 2010. These reserves relate to research tax credit, domestic production activities deduction, and state nexus. The years 2007 through 2009 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

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

	3 months	ended on	6 months	ended on
Country	Jun 30, 2009	Jun 30, 2010	Jun 30, 2009	Jun 30, 2010

United States	86%	88%	87%	87%
Canada	11%	9%	11%	10%
All others	3%	3%	2%	3%

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

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2009	Jun 30, 2010	Change

Total revenue	$96,509,574	$108,682,192	12.6%
Operating income	29,644,781	34,478,714	16.3%
Net income	20,412,934	23,217,898	13.7%
Average number of shares	35,697,426	36,025,541	0.9%
Earnings per share	$0.57	$0.64	12.7%
Cash dividends per share	$0.63	$0.60	(4.8%)

Total revenue from both existing and new customers increased by $12.2 million. The increase was composed of $8.3 million in additional product revenue and $3.9 million in additional service revenue.

Operating expense increased by $7.3 million or 11.0% due primarily to additional staff and bookings related expenses. The resultant operating income increased by $4.8 million.

Other income increased by $0.6 million due primarily to additional investment/dividend income. Other expense decreased slightly. The resultant pretax income increased by $5.5 million or 17.6%.

MEDITECH's effective tax rate increased from 35.2% to 37.3% due primarily to the current period's lack of research tax credit. Net income increased by $2.8 million due primarily to additional revenue.

Operating	6 months	ended on	Percent
Results	Jun 30, 2009	Jun 30, 2010	Change

Total revenue	$190,172,047	$212,237,774	11.6%
Operating income	57,003,416	65,854,263	15.5%
Net income	37,589,794	44,744,564	19.0%
Average number of shares	35,697,426	36,025,541	0.9%
Earnings per share	$1.05	$1.24	17.9%
Cash dividends per share	$1.26	$1.20	(4.8%)

Total revenue from both existing and new customers increased by $22.1 million. The increase was composed of $14.9 million in additional product revenue and $7.2 million in additional service revenue.

Operating expense increased by $13.2 million or 9.9% due primarily to additional staff and bookings related expenses. The resultant operating income increased by $8.9 million.

Other income increased by $2.7 million due primarily to the prior period's investment impairment of $1.7 million. Other expense decreased slightly. The resultant pretax income increased by $11.6 million or 19.7%.

MEDITECH's effective tax rate increased from 36.5% to 36.8% due primarily to the prior period's investment impairment with no tax benefit offset by the current period's lack of research tax credit. Net income increased by $7.2 million due primarily to additional revenue.

Financial Condition	Dec 31, 2009	Jun 30, 2010

Working capital	$204,084,814	$206,591,857
Total assets	466,679,816	468,145,608
Total liabilities	86,279,501	86,811,937
Shareholder equity	380,400,315	381,333,671
Outstanding number of shares	35,822,426	36,066,164
Shareholder equity per share	$10.62	$10.57

Accounts payable increased by $4.9 million during the first 6 months primarily because no payroll tax withholding was outstanding at December 31, 2009 while $3.5 million was outstanding at June 30, 2010.

Taxes payable decreased by $4.2 million during the first 6 months primarily as a result of the federal tax payment schedule which calls for payment of both the first and second quarter's estimated tax expense during the second quarter.

Accrued expenses decreased by $7.6 million during the first 6 months primarily as a result of the payment of $28.2 million in bonuses applicable to 2009, offset by the accrual of $19.6 million in bonus expenses applicable to 2010.

Deferred revenue increased by $6.9 million during the first 6 months primarily as a result of a $72.2 addition to product backlog for which a 10% deposit was received.

At June 30, 2010 MEDITECH's cash, cash equivalents and marketable securities totaled $233.3 million. Marketable securities consisted of preferred and common equities. For the first 6 months of 2010 cash flow from operations was $53.2 million, cash flow used in investing was $23.4 million and cash flow used in financing was $34.1 million which includes the payment of $43.1 million in dividends to shareholders. MEDITECH has no long-term debt. Shareholder equity at June 30, 2010 was $381.3 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

No material changes from market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at June 30, 2010 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

No material changes from risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the second quarter of 2010. However, during the second quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 150 shares in April at $37 per share, 4,382 shares in May at $38 per share and 3,000 shares in June at $38 per share for a total of $286,066.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibit 3.1: MEDITECH's Articles of Organization, as amended to date, are incorporated by reference to an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2007.

Exhibit 3.2: MEDITECH's By-Laws, as amended to date, are incorporated by reference to an exhibit to the current report on Form 8-K filed on July 2, 2010.

Exhibit 31: Rule 13a-14(a) Certifications and Exhibit 32: Section 1350 Certifications are appended to this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

July 30, 2010
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)