Form 10-Q
period 2010-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2010-10-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

There were 36,066,164 shares of Common Stock, $1.00 par value, outstanding at October 29, 2010.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet as of December 31, 2009 and September 30, 2010

	Dec 31, 2009	Sep 30, 2010

Cash and equivalents	$39,233,486	$80,991,695
Marketable securities	188,182,594	184,750,862
Accounts receivable, net of reserve	49,821,769	55,376,556
Deferred taxes	13,126,466	13,292,881

Current assets	290,364,315	334,411,994

Computer equipment	10,042,859	10,218,393
Furniture and fixtures	42,985,481	45,326,501
Buildings	179,396,034	179,391,878
Land	33,407,959	33,407,959
Accumulated depreciation	(102,027,244)	(105,607,099)

Fixed assets	163,805,089	162,737,632

Other assets	12,510,412	11,628,736

Total assets	$466,679,816	$508,778,362

Accounts payable	$155,731	$4,619,907
Taxes payable	5,938,515	3,551,453
Accrued expenses	34,794,459	39,365,882
Deferred revenue	30,971,813	37,298,885
Tax reserves	14,418,983	15,416,983

Total liabilities	86,279,501	100,253,110

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 35,822,426
in 2009 and 36,066,164 in 2010	35,822,426	36,066,164
Additional paid-in capital	67,150,657	75,925,225
Retained income	259,442,204	271,371,274
Unrealized security gain	17,985,028	25,162,589

Shareholder equity	380,400,315	408,525,252

Total liabilities and shareholder equity	$466,679,816	$508,778,362

Income Statement for Three and Nine Months Ended September 30, 2009 and 2010

	3 months	ended on	9 months	ended on
	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010

Product revenue	$41,679,314	$60,102,900	$124,895,838	$158,221,188
Service revenue	54,713,355	58,368,348	161,668,878	172,487,834

Total revenue	96,392,669	118,471,248	286,564,716	330,709,022

Operations, development	46,365,524	51,759,868	139,032,443	150,786,268
Selling, G & A	20,487,361	25,387,433	60,989,073	72,744,544

Operating expense	66,852,885	77,147,301	200,021,516	223,530,812

Operating income	29,539,784	41,323,947	86,543,200	107,178,210

Other income	4,058,776	9,036,140	9,888,428	17,555,547
Other expense	1,730,399	1,702,729	5,394,659	5,265,835

Pretax income	31,868,161	48,657,358	91,036,969	119,467,922

State income tax	2,611,251	3,099,000	7,276,752	8,075,000
Federal income tax	8,770,756	13,601,000	25,684,269	34,691,000

Income tax	11,382,007	16,700,000	32,961,021	42,766,000

Net income	$20,486,154	$31,957,358	$58,075,948	$76,701,922

Cash Flow Statement for Nine Months Ended September 30, 2009 and 2010

	9 months	ended on
	Sep 30, 2009	Sep 30, 2010

Net income	$58,075,948	$76,701,922
Depreciation expense	7,406,263	7,455,146
Write-down of marketable securities	1,725,000	0
Gain on sales of marketable securities	(41,799)	(4,642,028)
Deferred taxes on unrealized security gain	(1,952,961)	0
Change in accounts receivable	(140,747)	(5,554,787)
Change in accounts payable	3,468,280	4,464,176
Change in taxes payable	(732,847)	(2,387,062)
Change in accrued expenses	(4,145,645)	4,571,423
Change in deferred revenue	4,840,260	6,327,072
Change in deferred taxes and tax reserves	910,982	831,585

Net cash from operations	69,413,530	87,767,447

Purchases of marketable securities	(37,303,340)	(20,032,027)
Sales of marketable securities	48,041,000	35,283,348
Purchases of fixed assets	(2,257,521)	(6,387,689)
Change in other assets	(299,024)	881,676

Net cash from investing	8,181,115	9,745,308

Sales of common stock	555,000	9,018,306
Dividends paid	(67,468,134)	(64,772,852)

Net cash used in financing	(66,913,134)	(55,754,546)

Net change in cash and equivalents	10,681,511	41,758,209
Cash and equivalents at beginning	12,964,756	39,233,486

Cash and equivalents at end	$23,646,267	$80,991,695

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

	3 months	ended on	9 months	ended on
	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010

Net income	$20,486,154	$31,957,358	$58,075,948	$76,701,922
Average number of shares	35,699,093	36,039,082	35,699,093	36,039,082
Earnings per share	$0.57	$0.89	$1.63	$2.13

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

At September 30, 2010 MEDITECH's marketable securities had an adjusted cost basis of $159,588,273 and a fair value of $184,750,862. The difference included gross unrealized gains of $26,316,579 and gross unrealized losses of $1,153,990, all of which have been accounted for within comprehensive income. The unrealized losses consist of 6 securities each of which loss is less than 5% of the originally paid cost.

MEDITECH has evaluated the unrealized losses as of September 30, 2010 in accordance with this new guidance, and has concluded that the unrealized losses are temporary in nature. The factors that MEDITECH considered included the severity and duration of the loss, MEDITECH's intent and ability to hold these securities for an extended period of time until recovery, and that all of the issuers are current on dividend payments and maintain investment grade ratings. MEDITECH also considered the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position in order to reach its conclusion that these impairments were temporary at September 30, 2010. MEDITECH continues to evaluate whether the situation warrants further write-downs.

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

	3 months	ended on	9 months	ended on
	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010

Net income	$20,486,154	$31,957,358	$58,075,948	$76,701,922
Net unrealized security (loss) gain	14,482,337	16,873,922	19,981,153	7,177,561

Comprehensive income	$34,968,491	$48,831,280	$78,057,101	$83,879,483

5. MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Included in these investments are the $1,720,000 balance on a mortgage note from LSS Data Systems Inc. and the $1,040,000 balance on a mortgage note from MEDITECH South Africa, both of which are fully collateralized by land and buildings owned and occupied as corporate headquarters by the borrowers. MEDITECH believes the fair value of these investments which are included in other assets approximates its carrying value of $6,787,561 at September 30, 2010.

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

The identified intangibles were valued at $5,977,801, are being amortized over their 7 year useful lives and are included in other assets. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. The unidentified intangibles were valued at $1,211,786, are not amortizable and are also included in other assets. This amount is evaluated annually for impairment. No indicators of impairment were noted at September 30, 2010.

PtCT merged with and into MEDITECH effective December 31, 2009. Therefore, financial statements for 2010 and beyond are no longer presented on a consolidated basis.

6. MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Based on the criteria set forth in ASC 740-10, MEDITECH's tax reserves amounted to potential tax assessments of $4,364,877 plus interest and penalties of $10,054,106 at December 31, 2009 and have not changed materially at September 30, 2010. These reserves relate to research tax credit, domestic production activities deduction, and state nexus. The years 2006 through 2009 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

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

	3 months	ended on	9 months	ended on
Country	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010

United States	85%	90%	86%	88%
Canada	12%	9%	11%	9%
All others	3%	1%	3%	3%

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

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2009	Sep 30, 2010	Change

Total revenue	$96,392,669	$118,471,248	22.9%
Operating income	29,539,784	41,323,947	39.9%
Net income	20,486,154	31,957,358	56.0%
Average number of shares	35,699,093	36,039,082	0.9%
Earnings per share	$0.57	$0.89	54.5%
Cash dividends per share	$0.63	$0.60	(4.8%)

Total revenue from both existing and new customers increased by $22.1 million. The increase was composed of $18.4 million in additional product revenue and $3.7 million in additional service revenue.

Operating expense increased by $10.3 million or 15.4% due primarily to additional staff and bookings related expenses. The resultant operating income increased by $11.8 million.

Other income increased by $5.0 million due primarily to investment gains. Other expense remained the same. The resultant pretax income increased by $16.8 million or 52.7%.

MEDITECH's effective tax rate decreased from 35.7% to 34.3% due primarily to no income taxes on investment gains partially offset by the lack of research tax credit. Net income increased by $11.5 million due primarily to additional revenue.

Operating	9 months	ended on	Percent
Results	Sep 30, 2009	Sep 30, 2010	Change

Total revenue	$286,564,716	$330,709,022	15.4%
Operating income	86,543,200	107,178,210	23.8%
Net income	58,075,948	76,701,922	32.1%
Average number of shares	35,699,093	36,039,082	0.9%
Earnings per share	$1.63	$2.13	30.7%
Cash dividends per share	$1.89	$1.80	(4.8%)

Total revenue from both existing and new customers increased by $44.1 million. The increase was composed of $33.3 million in additional product revenue and $10.8 million in additional service revenue.

Operating expense increased by $23.5 million or 11.8% due primarily to additional staff and bookings related expenses. The resultant operating income increased by $20.6 million.

Other income increased by $7.7 million due primarily to the current period's investment gains. Other expense decreased slightly. The resultant pretax income increased by $28.4 million or 31.2%.

MEDITECH's effective tax rate decreased from 36.2% to 35.8% due primarily to no income taxes on the current period's investment gains partially offset by the lack of research tax credit. Net income increased by $18.6 million due primarily to additional revenue.

Financial Condition	Dec 31, 2009	Sep 30, 2010

Working capital	$204,084,814	$234,158,884
Total assets	466,679,816	508,778,362
Total liabilities	86,279,501	100,253,110
Shareholder equity	380,400,315	408,525,252
Outstanding number of shares	35,822,426	36,066,164
Shareholder equity per share	$10.62	$11.33

Accounts payable increased by $4.5 million during the first 9 months primarily because no payroll tax withholding was outstanding at December 31, 2009 while $3.6 million was outstanding at September 30, 2010.

Taxes payable decreased by $2.4 million during the first 9 months primarily as a result of federal and state tax payment schedule requirements.

Accrued expenses increased by $4.6 million during the first 9 months primarily as a result of the payment of $28.2 million in bonuses applicable to 2009, offset by the accrual of $31.8 million in bonus expenses applicable to 2010.

Deferred revenue increased by $6.3 million during the first 9 months primarily as a result of a $80.7 addition to product backlog for which a 10% deposit was received.

At September 30, 2010 MEDITECH's cash, cash equivalents and marketable securities totaled $265.7 million. Marketable securities consisted of preferred and common equities. For the first 9 months of 2010 cash flow from operations was $87.8 million, cash flow from investing was $9.7 million and cash flow used in financing was $55.8 million which includes the payment of $64.8 million in dividends to shareholders. MEDITECH has no long-term debt. Shareholder equity at September 30, 2010 was $408.5 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at September 30, 2010 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3rd quarter of 2010. However, during the 3rd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 985 shares in July at $38 per share, 5,540 shares in August at $38 per share and 1,659 shares in September at $39 per share for a total of $312,651.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

On April 26, 2010 the Board of Directors voted to elect Howard Messing as MEDITECH's Chief Executive Officer subject to and effective upon the approval by shareholders of the amendment of the By-Laws at a Special Shareholder meeting which took place on Jun 28, 2010. Mr. Messing whose age is 57 has been the President and Chief Operating Officer since 2002, served as the Executive Vice President prior to that, and has been with MEDITECH since 1974. There is no family relationship between Mr. Messing and any other directors or officers of MEDITECH, and there have been no transactions nor are there any proposed transactions between the Company and Mr. Messing that would require disclosure pursuant to Item 404(a) of Regulation S-K.

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

Medical Information Technology, Inc.
(Registrant)

October 29, 2010
(Date)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)