Form 10-K
period 2010-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2011-01-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

No public trading market exists for the registrant's common stock. There were 36,186,164 shares of common stock, $1.00 par value, outstanding at December 31, 2010.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture, license and support computer software products for the hospital market. For 2010 combined product and service revenue was $459.1M, operating income was $154.8M and net income was $108.8M. Product bookings were $300.3M and the resultant year-end product backlog was $324.7M. By year-end MEDITECH had 3,295 staff members, and over 2,400 active hospital sites throughout the United States, Canada and the United Kingdom.

HOSPITAL SOFTWARE

Initially MEDITECH developed a software product to automate one of the main departments in a hospital, the clinical laboratory which performs various diagnostic tests on blood or urine specimens. Within a few years, this product became standardized, thereby requiring minimal adaptation to meet the individual needs of a typical customer. MEDITECH extended the concept and developed additional software products for the rest of a hospital's clinical departments. Eventually, it moved into the financial area by developing a hospital billing and accounts receivable product as well as various general accounting products. Recently MEDITECH now offers home health care software products to hospitals.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 250 hospitals and has been MEDITECH's largest customer for many years. HCA represented 8% of MEDITECH revenues in 2010.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of December 31, 2010 MEDITECH owned seven facilities containing over 1.2 million square feet of office space, all being well maintained Class A properties, six in the greater Boston area and one in Atlanta. MEDITECH occupies 70% of the space and the remaining 30% is leased to various tenants. MEDITECH has adequate space for its reasonable needs over the near future.

Item 3 - Legal Proceedings

None

Item 4 - (Removed and Reserved)

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

During 2010 MEDITECH did not repurchase any of its shares of common stock. However, during 2010 the MEDITECH Profit Sharing Trust purchased 2,385 shares at $37.00 per share during January through April, 13,907 shares at $38.00 per share during May through August and 11,004 shares at $39.00 per share during September through December from existing shareholders in individual private transactions.

During February 2010 pursuant to the 2004 Stock Purchase Plan, MEDITECH sold 243,738 shares of its common stock at $37 per share to certain staff members for an aggregate consideration of $9,018,306.

At December 31, 2010, there were 1,794 shareholders of record of MEDITECH's common stock and 36,186,164 shares outstanding.

MEDITECH has paid quarterly cash dividends continuously since 1980. Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

Selected financial data for the past 5 years ended December 31 are as follows:

	2006	2007	2008	2009	2010

Full Year Operations:
Total revenue	$344,589,232	$376,233,882	$397,929,595	$393,025,014	$459,098,488
Operating income	124,794,398	126,461,550	130,063,109	119,889,942	154,766,067
Net income	87,211,362	88,542,508	35,668,739	81,833,331	108,825,304
Average shares	35,069,992	35,388,510	35,670,246	35,709,926	36,055,853
Net income/share	$2.49	$2.50	$1.00	$2.29	$3.02
Year End Position:
Total assets	$491,208,968	$493,736,795	$430,584,445	$466,679,816	$522,481,622
Total liabilities	77,898,665	80,272,220	77,216,272	86,279,501	95,301,123
Shareholder equity	413,310,303	413,464,575	353,368,173	380,400,315	427,180,499
Shares outstanding	35,168,133	35,481,271	35,687,426	35,822,426	36,186,164
Shareholder equity/share	$11.75	$11.65	$9.90	$10.62	$11.81
Other Financial Data:
Working capital	$231,033,476	$201,126,941	$150,562,285	$204,084,814	$253,946,911
Operating cash flow	94,626,916	108,982,620	89,326,267	104,412,485	128,263,540
Depreciation expense	8,128,038	8,795,511	9,660,920	9,916,865	9,880,412
Cash dividends/share	$2.16	$2.40	$2.52	$2.52	$2.40

Item 7 - Management's Discussion and Analysis of Operating Results and Financial Condition

Comparison of Fiscal Years ended December 31, 2009 and 2010:

Total revenue from both existing and new customers increased $66.1 million or 16.8% from $393.0 million in 2009 to $459.1 million in 2010. It was composed of $50.9 million in additional product revenue and $15.2 million in additional service revenue.

Operating expenses increased $31.2 million or 11.4% from $273.1 million in 2009 to $304.3 million in 2010 due primarily to additional staff and bookings related costs. The resultant operating income increased $34.9 million or 29.1% from $119.9 million in 2009 to $154.8 million in 2010.

Other income increased $7.6 million due primarily to investment gains. Other expense decreased slightly. The resultant pretax income increased $42.7 million or 33.6% from $126.9 million in 2009 to $169.6 million in 2010.

MEDITECH's effective tax rate increased from 35.5% in 2009 to 35.8% in 2010 due primarily to a higher income tax rate on additional operating income. The resultant net income increased $27.0 million or 33.0% from $81.8 million in 2009 to $108.8 million in 2010.

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

Other income increased $51.3 million due primarily to the prior period's investment impairment. Other expense decreased $1.3 million due primarily to reduced professional fees. The resultant pretax income increased $42.4 million.

MEDITECH's effective tax rate decreased substantially from 57.8% in 2008 to 35.5% in 2009 due primarily to the prior period's investment impairment without any tax benefit. The resultant net income increased $46.2 million from $35.7 million in 2008 to $81.8 million in 2009.

Financial Condition:

At December 31, 2010 MEDITECH's cash, cash equivalents and marketable securities totaled $286.7 million. Marketable securities consisted of preferred and common equities plus bank and government notes. During 2010 cash flow from operations was $128.3 million, cash flow from investing was $7.7 million and cash flow used in financing was $77.4 million. The payment of $86.4 million in dividends to shareholders was the primary use of cash generated by operating activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2010 was $427.2 million. During 2010 management expended $8.0 million for updated facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with equity securities is disclosed in Note 2 to the Financial Statements.

Item 8 - Financial Statements and Supplementary Data

Financial Statements of Medical Information Technology, Inc.
As of December 31, 2008, 2009 and 2010
Together with Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medical Information Technology, Inc.:

We have audited the accompanying balance sheets of Medical Information Technology, Inc. (a Massachusetts corporation) and subsidiary as of December 31, 2008, 2009 and 2010, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Information Technology, Inc. and subsidiary as of December 31, 2008, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December, 31, 2010, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
Boston, Massachusetts
January 31, 2011

Index to Financial Statements	Page

Balance Sheets as of December 31, 2008, 2009 and 2010	10
Statements of Income for the Years Ended December 31,
2008, 2009 and 2010	11
Statements of Shareholder Equity for the Years Ended
December 31, 2008, 2009 and 2010	12
Statements of Cash Flows for the Years Ended December 31,
2008, 2009 and 2010	13
Notes to Financial Statements	14-21

Balance Sheets as of December 31, 2008, 2009 and 2010

	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010

Cash and equivalents (Note 1)	$12,964,756	$39,233,486	$97,789,985
Marketable securities (Note 2)	152,402,588	188,182,594	188,888,044
Accounts receivable, net of reserve (Note 3)	47,569,950	49,821,769	55,393,227
Deferred taxes (Note 8)	14,841,263	13,126,466	7,176,778

Current assets	227,778,557	290,364,315	349,248,034

Computer equipment	9,513,945	10,042,859	10,778,178
Furniture and fixtures	42,068,652	42,985,481	46,353,094
Buildings	179,396,034	179,396,034	179,391,878
Land	33,407,959	33,407,959	33,407,959
Accumulated depreciation	(94,083,882)	(102,027,244)	(108,032,365)

Fixed assets (Note 1)	170,302,708	163,805,089	161,898,744

Marketable securities (Note 2)	20,000,000	0	0
Other assets (Note 4)	12,503,180	12,510,412	11,334,844

Total assets	$430,584,445	$466,679,816	$522,481,622

Accounts payable	$625,326	$155,731	$395,012
Taxes payable	3,165,313	5,938,515	3,458,044
Accrued expenses (Note 5)	33,967,110	34,794,459	43,472,113
Deferred revenue	24,239,540	30,971,813	36,476,917
Tax reserves (Note 8)	15,218,983	14,418,983	11,499,037

Total liabilities	77,216,272	86,279,501	95,301,123

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
35,687,426 shares in 2008, 35,822,426 shares
in 2009 and 36,186,164 shares in 2010	35,687,426	35,822,426	36,186,164
Additional paid-in capital	62,290,657	67,150,657	80,605,225
Retained income	267,569,536	259,442,204	281,854,958
Unrealized security gains (losses), net of tax	(12,179,446)	17,985,028	28,534,152

Shareholder equity	353,368,173	380,400,315	427,180,499

Total liabilities and shareholder equity	$430,584,445	$466,679,816	$522,481,622

The accompanying notes are an integral part of these financial statements.

Statements of Income for the Years Ended December 31, 2008, 2009 and 2010

	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010

Product revenue	$195,688,275	$175,890,430	$226,807,931
Service revenue	202,241,320	217,134,584	232,290,557

Total revenue (Note 1)	397,929,595	393,025,014	459,098,488

Operations, development	181,856,359	186,839,275	204,445,862
Selling, G & A (Note 6)	86,010,127	86,295,797	99,886,559

Operating expenses	267,866,486	273,135,072	304,332,421

Operating income	130,063,109	119,889,942	154,766,067

Other income (Note 7)	(37,219,151)	14,123,126	21,725,896
Other expense (Note 7)	8,387,120	7,116,343	6,902,473

Pretax income	84,456,838	126,896,725	169,589,490

State income tax	10,677,916	9,983,601	12,341.123
Federal income tax	38,110,183	35,079,793	48,423,063

Income tax (Note 8)	48,788,099	45,063,394	60,764,186

Net income	$35,668,739	$81,833,331	$108,825,304

The accompanying notes are an integral part of these financial statements.

Statements of Shareholder Equity for the Years Ended December 31, 2008, 2009 and 2010

	Common	Stock	Retained	Shareholder
	# of shares	Paid-in capital	income	equity

Balance, December 31, 2007	35,481,271	$90,350,348	$321,703,233	$413,464,575
Issuance of common stock pursuant
to the 2004 Stock Purchase Plan	206,155	7,627,735		7,627,735
Net income			35,668,739	35,668,739
Unrealized security losses, net of tax				(13,590,440)
Dividends paid			(89,802,436)	(89,802,436)

Balance, December 31, 2008	35,687,426	$97,978,083	$267,569,536	$353,368,173
Issuance of common stock
sold to a Director	15,000	555,000		555,000
Issuance of common stock
to the Profit Sharing Plan	120,000	4,440,000		4,440,000
Net income			81,833,331	81,833,331
Unrealized security gains				30,164,474
Dividends paid			(89,960,663)	(89,960,663)

Balance, December 31, 2009	35,822,426	$102,973,083	$259,442,204	$380,400,315
Issuance of common stock pursuant
to the 2004 Stock Purchase Plan	243,738	9,018,306		9,018,306
Issuance of common stock
to the Profit Sharing Plan	120,000	4,800,000		4,800,000
Net income			108,825,304	108,825,304
Unrealized security gains				10,549,124
Dividends paid			(86,412,550)	(86,412,550)

Balance, December 31, 2010	36,186,164	$116,791,389	$281,854,958	$427,180,499

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows for the Years Ended December 31, 2008, 2009 and 2010

	Dec 31, 2008	Dec 31, 2009	Dec 31, 2010

Net income	$35,668,739	$81,833,331	$108,825,304
Depreciation expense	9,660,920	9,916,865	9,880,412
Stock contributions to qualified profit sharing plan	0	4,440,000	4,800,000
Write-downs of marketable securities	65,016,345	1,725,000	0
Reversal of prior write-downs	(13,790,380)	(72,680)	(4,642,893)
(Gain) loss on sales of marketable securities	6,650,590	(3,277)	865
Deferred taxes on unrealized securities loss (gain)	2,893,620	(1,952,961)	0
Change in accounts receivable, net of reserve	(10,124,109)	(2,251,819)	(5,571,458)
Change in accounts payable	230,209	(469,595)	239,281
Change in taxes payable	(2,212,346)	2,773,202	(2,480,471)
Change in accrued expenses	(508,842)	827,348	8,677,654
Change in deferred revenues	(1,364,968)	6,732,273	5,505,104
Change in deferred taxes and tax reserves	(2,793,511)	914,798	3,029,742

Net cash from operating activities	89,326,267	104,412,485	128,263,540

Purchases of marketable securities	(60,262,610)	(44,045,513)	(20,797,646)
Sales of marketable securities	53,637,034	58,733,899	35,283,348
Purchases of fixed assets	(11,251,283)	(3,419,246)	(8,016,749)
Change in other assets	1,122,109	(7,232)	1,218,250

Net cash (used in) from investing activities	(16,754,750)	11,261,908	7,687,203

Sales of common stock	7,627,735	555,000	9,018,306
Dividends paid	(89,802,436)	(89,960,663)	(86,412,550)

Net cash used in financing activities	(82,174,701)	(89,405,663)	(77,394,244)

Net change in cash and equivalents	(9,603,184)	26,268,730	58,556,499
Cash and equivalents at beginning of year	22,567,940	12,964,756	39,233,486

Cash and equivalents at end of year	$12,964,756	$39,233,486	$97,789,985

Supplemental Disclosure:
Cash paid for income taxes	$53,396,731	$41,842,931	$60,467,824
Cash paid for interest	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements December 31, 2010

(1) OPERATIONS AND ACCOUNTING POLICIES

MEDITECH is engaged in the development, manufacture, licensing and support of computer software products for the hospital market. The principal market for its products consists of health care providers located primarily in the United States and Canada.

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

MEDITECH follows the provisions of ASC 605-45-15, Reimbursements Received for Out-of-Pocket Expenses. Such expenses are characterized as product revenue with offsetting operating expenses included in the income statement.

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

(d) Common Stock Dividend Policy

MEDITECH's Board of Directors has full discretion regarding the timing and amounts of dividends paid on common stock. The annual dividend paid quarterly on shares then outstanding for the past 3 years ended December 31 was $2.52, $2.52 and $2.40 per share.

(e) Fixed Assets

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

(f) Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of MEDITECH's cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these financial instruments. MEDITECH's marketable securities are carried at fair value (see Note 2).

Financial instruments that potentially subject MEDITECH to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. MEDITECH places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom MEDITECH makes substantial sales. To reduce risk, MEDITECH routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. MEDITECH maintains a reserve for doubtful accounts but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As of December 31, 2008, 2009 and 2010 no individual customer accounted for greater than 10% of the outstanding accounts receivable.

(g) Net Income per Common Share

MEDITECH follows the provisions of ASC 260-10, Earnings per Share, which requires reporting both basic and diluted earnings per share. MEDITECH has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share computed by dividing net income by the weighted average number of common shares outstanding for the past 3 years ended December 31 is as follows:

	2008	2009	2010

Net income	$35,668,739	$81,833,331	$108,825,304
Average number of shares	35,670,246	35,709,926	36,055,853
Earnings per share	$1.00	$2.29	$3.02

The average number of shares outstanding during the periods reflects the issuance of common stock pursuant to the 2004 Stock Purchase Plan, the issuance of common stock to the Profit Sharing Plan and the issuance of shares sold to a Director.

(h) Comprehensive Income

MEDITECH follows the provisions of ASC 220-10, Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains or losses on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. MEDITECH's comprehensive income including net unrealized gains or losses on marketable securities for the past 3 years ended December 31 is as follows:

	2008	2009	2010

Net income	$35,668,739	$81,833,331	$108,825,304
Net unrealized (losses) gains	(13,590,440)	30,164,474	10,549,124

Comprehensive income	$22,078,299	$111,997,805	$119,374,428

(i) Segment, Geographic and Enterprise-Wide Reporting

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

	2008	2009	2010

United States	90%	86%	89%
Canada	8%	11%	9%
Other	2%	3%	2%

One customer accounted for approximately 7%, 6% and 8% of total revenue for the past 3 years ended December 31.

(j) Recent Accounting Pronouncements

Effective January 1, 2008 MEDITECH adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, which provides for expanded disclosure and guidelines to determine fair market value of assets and liabilities. ASC 820-10 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and are considered Level 1 assets as defined by ASC 820-10.

Effective June 30, 2009 MEDITECH adopted the provisions of ASC 855, Subsequent Events, which requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Management has evaluated subsequent events for potential disclosure in or adjustment to the financial statements through January 31, 2011, the date of filing of the Form 10-K. Based on such evaluation, no events have occurred that in the opinion of management warrant disclosure in or adjustment to the consolidation financial statements.

(2) MARKETABLE SECURITIES

MEDITECH follows the provisions of ASC 320-10, Investments - Debt and Equity Securities, which requires marketable securities be classified as trading, available-for-sale or held-to-maturity. MEDITECH classifies its marketable securities which consist of common and preferred equities as available-for-sale and records them at fair value with any unrealized gains or losses, net of tax, reported as a component of shareholder equity. The fair value was determined based on quoted prices in active markets. ASC 320-10 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other-than-temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be reduced to fair value and the amount of the write-down shall be reflected in earnings. MEDITECH follows the provisions of ASC 320-10-35 and evaluates its preferred securities for other-than-temporary impairment using an impairment model consistent with a debt security.

At December 31, 2010 MEDITECH's marketable securities had an adjusted cost basis of $160,353,893 and a fair value of $188,888,044. The difference included unrealized gains of $28,744,266 and unrealized losses of $210,115 which have been accounted for within comprehensive income. Those in loss status are preferred securities issued by large financial institutions and each loss is less than 1% of original cost. MEDITECH has evaluated the unrealized losses as of December 31, 2010 and has concluded that the unrealized losses are temporary in nature. The factors considered included the severity and duration of the loss, the intent and ability to hold these securities for an extended period of time until recovery, and that all of the issuers are current on dividend payments and maintain investment grade ratings. The effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position was also considered in order to reach the conclusion that these impairments were temporary at December 31, 2010.

The cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's holdings for the past 3 years ended December 31 are as follows:

	2008	2009	2010

Net cost of equities	$128,534,995	$170,197,566	$160,353,893
Unrealized gains	709,603	19,052,090	28,744,266
Unrealized losses	(14,842,010)	(1,067,062)	(210,115)
Cost of notes	58,000,000

Fair market value	$172,402,588	$188,182,594	$188,888,044

(3) RESERVE FOR DOUBTFUL ACCOUNTS

The components of the reserve for doubtful accounts for the past 3 years ended December 31 are as follows:

	2008	2009	2010

Reserve at beginning of year	$1,000,000	$1,210,000	$1,070,000
Amounts charged to expense	210,000		180,000
Amounts written off		(140,000)

Reserve at end of year	$1,210,000	$1,070,000	$1,250,000

(4) OTHER ASSETS

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investments in LSS Data Systems Inc. and MEDITECH South Africa in accordance with the cost method. Both companies license MEDITECH's software technology and re-license it to their respective customers. Each serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds fully collateralized mortgage notes for loans to both companies to purchase land and buildings used as their corporate headquarters. MEDITECH believes the fair value of these investments and loan balances approximates their December 31, 2010 carrying value.

During the 2nd quarter 2007 MEDITECH acquired Patient Care Technologies, Inc. (PtCT), a company engaged in the development, manufacture, licensing and support of computer software products for the home health care market. MEDITECH accounted for this acquisition under the purchase method of accounting in accordance with ASC 805-10, Business Combinations. The values of assets acquired and liabilities assumed, including the identified intangibles, such as developed technology and backlog, and unidentified intangibles are based upon management's estimates of fair value as of the date of acquisition. An acquired deferred tax asset was also recognized to reflect the carryforward of net operating losses expected to be realized. Since the date of acquisition MEDITECH has presented the financial statements on a consolidated basis.

The identified intangibles were valued at $5,977,801, are being amortized over their 7 year useful lives and are included in other assets. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. The unidentified intangibles were valued at $1,211,786, are not amortizable and are also included in other assets. In accordance with ASC 805-10, this amount is measured at fair value on an annual basis for impairment testing, but reported at cost in our financial statements. MEDITECH conducted its annual income based fair value measurement test as of December 31, 2010 and has concluded these assets to be recoverable. PtCT merged with and into MEDITECH effective December 31, 2009.

The components of other assets for the past 3 years ended December 31 are as follows:

	2008	2009	2010

Investments	$4,027,561	$4,027,561	$4,027,561
Mortgage Notes	2,140,000	3,001,200	2,679,600
Intangibles	6,335,619	5,481,651	4,627,683

Other assets	$12,503,180	$12,510,412	$11,334,844

(5) ACCRUED EXPENSES

The components of accrued expenses for the past 3 years ended December 31 are as follows:

	2008	2009	2010

Accrued bonuses	$28,300,000	$28,200,000	$37,000,000
Accrued vacation	3,514,564	3,775,000	4,000,000
Other	2,152,546	2,819,459	2,472,113

Accrued expenses	$33,967,110	$34,794,459	$43,472,113

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

	2008	2009	2010

Cash	$7,000,000	$2,160,000	$4,200,000
120,000 shares at $37 per share		4,440,000
120,000 shares at $40 per share			4,800,000

	$7,000,000	$6,600,000	$9,000,000

(7) OTHER INCOME AND EXPENSE

Other income consists primarily of rents, dividends, interest and marketable security activity. The components of other income for the past 3 years ended December 31 are as follows:

	2008	2009	2010

Rents	$8,312,652	$7,032,380	$6,472,031
Dividends	10,443,755	8,952,947	11,136,607
Interest	2,754,966	647,363	329,198
Investment (losses) gains	(57,876,556)	(1,655,596)	4,642,028
Other	(853,968)	(853,968)	(853,968)

Other income	($37,219,151)	$14,123,126	$21,725,896

Other expense consists primarily of rental costs and charitable contributions. The components of other expense for the past 3 years ended December 31 are as follows:

	2008	2009	2010

Rental costs	$6,732,120	$6,419,382	$6,142,473
Charitable contributions	705,000	715,000	760,000
Other	950,000	(18,039)

Other expense	$8,387,120	$7,116,343	$6,902,473

(8) INCOME TAXES, DEFERRED TAXES, AND TAX RESERVES

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. The current and deferred components of the State and Federal income taxes for the past 3 years ended December 31 are as follows:

	2008	2009	2010

State current	$10,852,888	$10,092,590	$11,235,734
State deferred	(174,972)	(108,989)	1,105,389

State income tax	$10,677,916	$9,983,601	$12,341,123

Federal current	$38,635,102	$36,024,942	$43,996,148
Federal deferred	(524,919)	(945,149)	4,426,915

Federal income tax	$38,110,183	$35,079,793	$48,423,063

The effective income tax rate for the past 3 years ended December 31 is as follows:

	2008	2009	2010

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	8.2%	5.1%	4.7%
Dividend income exclusion	(2.9%)	(1.7%)	(1.6%)
Valuation allowance	20.7%		3.6%
Other	(3.2%)	(2.9%)	(5.9%)

Effective tax rate	57.8%	35.5%	35.8%

Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. Cumulative unrealized investment write-downs which have been reflected in earnings are also a non-deductible expense for tax purposes. Because such capital losses can only be offset by future capital gains, a valuation allowance was established to reduce the deferred tax to the net amount expected to be realized. This valuation allowance has been increased to 100% of investment write-downs based on current recoverability expectations. The components of deferred taxes for the past 3 years ended December 31 are as follows:

	2008	2009	2010

Prepaid tax on deposits over 1 year	$3,489,868	$3,555,279	$4,676,286
Prepaid tax on accrued expenses	1,710,000	1,840,000	2,100,000
Deferred tax on unrealized losses	31,846,437	19,660,000	24,997,240
Valuation allowance	(23,700,000)	(13,533,838)	(24,997,240)
Other	1,494,958	1,605,025	400,491

Deferred taxes	$14,841,263	$13,126,466	$7,176,778

Tax reserves relate to the uncertainty of research tax credit, domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2007 through 2010 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. The components of tax reserves for the past 3 years ended December 31 are as follows:

	2008	2009	2010

Potential tax assessment	$5,378,971	$4,364,877	$7,405,017
Interest and penalties	9,840,012	10,054,106	4,094,020

Tax reserves	$15,218,983	$14,418,983	$11,499,037

(9) SUPPLEMENTARY DATA

Unaudited operating results by quarter for the three years ended December 31, 2010 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2008

Total revenue	$96,757,127	$97,209,002	$100,589,254	$103,374,212	$397,929,595
Operating income	31,095,144	30,585,628	33,235,825	35,146,512	130,063,109
Net income	21,474,242	16,323,695	(27,064,517)	24,935,320	35,668,739
Net income per share	$0.60	$0.46	($0.76)	$0.70	$1.00

	1st Q	2nd Q	3rd Q	4th Q	2009

Total revenue	$93,662,473	$96,509,574	$96,392,669	$106,460,300	$393,025,014
Operating income	27,358,635	29,644,781	29,539,784	33,346,744	119,889,942
Net income	17,176,860	20,412,934	20,486,154	23,757,383	81,833,331
Net income per share	$0.48	$0.57	$0.57	$0.67	$2.29

	1st Q	2nd Q	3rd Q	4th Q	2010

Total revenue	$103,555,582	$108,682,192	$118,471,248	$128,389,466	$459,098,488
Operating income	31,375,549	34,478,714	41,323,947	47,587,857	154,766,067
Net income	21,526,666	23,217,898	31,957,358	32,123,382	108,825,304
Net income per share	$0.60	$0.64	$0.89	$0.89	$3.02

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at December 31, 2010 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework. For the year ended December 31, 2010 we have made no changes in internal controls and our internal control over financial reporting is effective at a reasonable assurance level based on said criteria.

Item 9B - Other Information

During its regular January 2011 meeting the Board of Directors approved the issuance of up to 250,000 shares of common stock to be sold to staff members at $40.00 per share pursuant to the MEDITECH 2004 Stock Purchase Plan. At the same meeting the Board of Directors authorized and empowered the officers of MEDITECH to negotiate the acquisition by MEDITECH of LSS Data Systems on the terms and conditions tentatively agreed to by the CEOs of both companies.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2010, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	68	Chairman and Director
Lawrence A. Polimeno	69	Vice Chairman and Director
Roland L. Driscoll	81	Director
Edward B. Roberts	75	Director
Morton E. Ruderman	74	Director
L. P. Dan Valente	80	Director
Howard Messing	58	President and Chief Executive Officer
Barbara A. Manzolillo	58	Treasurer, Chief Financial Officer and Clerk
Stuart N. Lefthes	57	Vice President of Sales
Christopher Anschuetz	58	Vice President of Technology
Robert G. Gale	64	Senior Vice President of Product Development
Joanne Wood	57	Senior Vice President of Client Services
Steven B. Koretz	58	Vice President of Client Services
Hoda Sayed-Friel	52	Vice President of Marketing
Michelle O'Connor	44	Vice President of Product Development
Leah Farina	43	Vice President of Client Services
Helen Waters	46	Vice President of Client Services

The address of all Officers and Directors is in care of Medical Information Technology, Inc., MEDITECH Circle, Westwood, MA 02090. The following is a description of the business experience during the past five years of each Director and Officer.

A. Neil Pappalardo, the founder and Chairman of MEDITECH, has been its Chief Executive Officer until 2010, and has been a Director since 1969. He is also a Director of Palomar Medical Technologies, Inc.

Lawrence A. Polimeno has been the Vice Chairman of MEDITECH since 2002, has been its President and Chief Operating Officer prior to that, has been a Director since 1985, and has been with MEDITECH since 1969.

Roland L. Driscoll is the retired Chief Financial Officer of MEDITECH, has been a Director since 1985 and had been with MEDITECH since 1972 prior to his retirement in 1990.

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

L. P. Dan Valente is Executive Chairman of Palomar Medical Technologies, Inc., retired Senior Vice President of EG&G, Inc. and has been a Director since 1972. He is also a Director of MKS Instruments.

Howard Messing has been the President and Chief Executive Officer of MEDITECH since 2010, has been its President and Chief Operating Officer since 2002, and has been with MEDITECH since 1974.

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

Joanne Wood has been the Senior Vice President of Client Services since 2010, was a Vice President of Client Service prior to that, and has been with MEDITECH since 1983.

Steven B. Koretz has been the Vice President of Client Services since 1997, was a Senior Manager prior to that, and has been with MEDITECH since 1982.

Hoda Sayed-Friel has been the Vice President of Marketing since 2003, was a Senior Manager prior to that, and has been with MEDITECH since 1986.

Michelle O'Connor has been the Vice President of Product Development since 2007, was a Senior Manager prior to that, and has been with MEDITECH since 1988.

Leah Farina has been the Vice President of Client Services since 2010, was a Senior Manager prior to that, and has been with MEDITECH since 1989.

Helen Waters has been the Vice President of Client Services since 2010, was a Senior Manager prior to that, and has been with MEDITECH since 1990.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. During 2010 the Board held 4 regularly scheduled quarterly meetings and all 6 members attended all 4 meetings. Messrs. Driscoll, Roberts, Ruderman and Valente are "independent" as defined by the rules of the NYSE and NASDAQ.

The Board of Directors has an Audit Committee and a Charitable Contribution Committee. During 2010 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPAs and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The committee met 6 times in 2010 to review accounting practices and advise MEDITECH's CFO. In addition, the committee met with MEDITECH's Independent Registered Public Accounting firm and reviewed MEDITECH's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Board of Directors no longer has an Executive Compensation Committee. Instead, the full Board annually establishes the criteria for and the total amount of the Officer Bonus and thereafter sets the salary and bonus amount for each of the officers.

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2010 the committee contributed $760,000 to 43 cultural, educational and social service organizations within the greater Boston area.

The Board of Directors does not have a nominating committee. Instead, the full Board, because of its small size, carries out the duties of a nominating committee. The Board considers a broad range of characteristics related to qualifications, background and diversity of nominees based on MEDITECH's current business needs. The Board has not adopted written guidelines regarding nominees for Director.

The Board of Directors is actively involved in oversight of risks which could affect MEDITECH. The Board receives regular quarterly reports from Officers which cover topics such as financial, technological, regulatory and reputational risk. Once a year the full Board meets with all the Officers to review their performance and responsibilities.

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

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

A. Neil Pappalardo	2010	$360,000	$725,406	$0	$0	$1,085,406
Chairman and	2009	360,000	21,782	0	0	381,782
Director	2008	360,000	24,159	0	0	384,159

Lawrence A. Polimeno	2010	$180,000	$525,406	$129,077	$5,328	$839,811
Vice Chairman and	2009	180,000	421,782	49,933	4,133	655,848
Director	2008	180,000	524,159	77,597	4,844	786,600

Howard Messing	2010	$264,000	$675,406	$129,077	$5,328	$1,073,811
President and Chief	2009	264,000	421,782	49,933	4,133	739,848
Executive Officer	2008	264,000	549,159	77,597	4,844	895,600

Barbara A. Manzolillo	2010	$228,000	$375,406	$129,077	$5,328	$737,811
Treasurer and Chief	2009	228,000	321,782	49,933	4,133	603,848
Financial Officer	2008	228,000	24,159	77,597	4,844	334,600

Stuart N. Lefthes	2010	$228,000	$375,406	$129,077	$5,328	$737,811
Vice President	2009	216,000	321,782	49,933	4,133	591,848
of Sales	2008	216,000	349,159	77,597	4,844	647,600

Annual Cash Bonus: MEDITECH pays a Staff Bonus to all staff members, including officers, in recognition of services rendered by them during each calendar year. The individual portion of the Staff Bonus payable to each recipient is determined by prorating the sum of the recipient's last five years of cash compensation (capped at $600,000). MEDITECH also pays an Officer Bonus solely to the officers, in recognition of services rendered by them during the calendar year. The individual portion of the Officer Bonus payable to each recipient is determined by the Board. Cash bonuses are paid to the designated recipient during the following January. In light of MEDITECH's reduced net income for 2008, Mr. Pappalardo and Ms. Manzolillo requested the Board issue them only their share of the Staff Bonus and nothing from the Officer Bonus. Similarly because of MEDITECH's reduced revenue and operating profit for 2009, Mr. Pappalardo requested the Board issue him only his share of the Staff Bonus and nothing from the Officer Bonus.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2010 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	13,982,405	38.64%
MEDITECH Profit Sharing Trust*	4,584,392	12.67%
Morton E. Ruderman	4,532,704	12.53%
Curtis W. Marble	3,500,000	9.67%
Grossman Group	2,061,144	5.70%
Lawrence A. Polimeno	1,050,000	2.90%
Edward B. Roberts	774,168	2.14%
Roland L. Driscoll	528,000	1.46%
Howard Messing	373,000	1.03%
Barbara A. Manzolillo	205,000	0.57%
Stuart N. Lefthes	103,000	0.28%
L. P. Dan Valente	100,000	0.28%
17 Directors and Officers as a Group*	22,055,427	61.15%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore is entitled to vote its shares in addition to his own 9,398,013 shares. Likewise the number of shares indicated for the 17 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2010, the MEDITECH Profit Sharing Trust filed Forms 4 for its purchases of MEDITECH stock, but some of these filings were late. To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2010.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

A. Neil Pappalardo, Chairman and Director, purchased for cash from MEDITECH 25,000 shares of common stock at $37 per share in February 2008 and 25,000 shares of common stock at $37 per share in February 2010. No shares were purchased from MEDITECH during 2009.

Lawrence A. Polimeno, Vice Chairman and Director, purchased for cash from MEDITECH 8,000 shares of common stock at $37 per share in February 2010. No shares were purchase from MEDITECH during 2008 and 2009.

Howard Messing, President and Chief Executive Officer, purchased for cash from MEDITECH 15,000 shares of common stock at $37 per share in February 2008 and 15,000 shares of common stock at $37 per share in February 2010. No shares were purchase from MEDITECH during 2009.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk, purchased for cash from MEDITECH 5,000 shares of common stock at $37 per share in February 2008 and 5,000 shares of common stock at $37 per share in February 2010. No shares were purchase from MEDITECH during 2009.

Stuart N. Lefthes, Vice President of Sales, purchased for cash from MEDITECH 5,000 shares of common stock at $37 per share in February 2008 and 5,000 shares of common stock at $37 per share in February 2010. No shares were purchase from MEDITECH during 2009.

L. P. Dan Valente, Director, purchased for cash from MEDITECH 15,000 shares of common stock at $37 per share in February 2009. No shares were purchase from MEDITECH during 2008 and 2010.

Item 14 - Principal Accountant Fees and Services

During 2010, audit and non-audit services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information and discussing various accounting, tax, and regulatory matters. Fees paid for such services for the three years ended December 31 are as follows:

	2008	2009	2010

Annual audit and quarterly reviews	$305,000	$365,000	$284,000
Audit related to Profit Sharing Trust	12,000	14,000	14,000
Tax or all other matters	10,000	50,000

	$327,000	$429,000	$298,000

It is the policy of the Audit Committee to pre-approve all audit and non-audit services to be provided to MEDITECH by its Independent Registered Public Accounting Firm and the above amounts were so approved.

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2010.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Howard Messing, Chief Executive Officer and President
(Signature)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 31, 2011
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2011.

A. Neil Pappalardo, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

Morton E. Ruderman, Director
(Signature)

L. P. Dan Valente, Director
(Signature)