Form 10-Q
period 2011-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2011-04-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2011

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

There were 36,421,348 shares of Common Stock, $1.00 par value, outstanding at March 31, 2011.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2010 and March 31, 2011

	Dec 31, 2010	Mar 31, 2011

Cash and equivalents	$97,789,985	$62,900,726
Marketable securities	188,888,044	218,149,426
Accounts receivable, net of reserve	55,393,227	65,004,666
Deferred taxes	7,176,778	7,443,816

Current assets	349,248,034	353,498,634

Computer equipment	10,778,178	11,402,891
Furniture and fixtures	46,353,094	49,532,665
Buildings	179,391,878	184,053,766
Land	33,407,959	34,624,959
Accumulated depreciation	(108,032,365)	(110,582,550)

Fixed assets	161,898,744	169,031,731

Other assets	11,334,844	16,662,040

Total assets	$522,481,622	$539,192,405

Accounts payable	$395,012	$2,281,507
Taxes payable	3,458,044	13,092,458
Accrued expenses	43,472,113	21,105,746
Deferred revenue	36,476,917	40,450,028
Tax reserves	11,499,037	11,769,037

Total liabilities	95,301,123	88,698,776

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 36,186,164
in 2010 and 36,421,348 in 2011	36,186,164	36,421,348
Additional paid-in capital	80,605,225	89,777,401
Retained income	281,854,958	285,514,592
Unrealized security gain	28,534,152	38,780,288

Shareholder equity	427,180,499	450,493,629

Total liabilities and shareholder equity	$522,481,622	$539,192,405

Consolidated Income Statement for Three Months Ended March 31, 2010 and 2011

	3 months	ended on
	Mar 31, 2010	Mar 31, 2011

Product revenue	$47,157,964	$62,817,089
Service revenue	56,397,618	60,988,003

Total revenue	103,555,582	123,805,092

Operations, development	49,034,967	56,616,886
Selling, G & A	23,145,066	26,103,248

Operating expense	72,180,033	82,720,134

Operating income	31,375,549	41,084,958

Other income	4,256,645	3,889,388
Other expense	1,856,528	1,786,982

Pretax income	33,775,666	43,187,364

State income tax	2,319,000	2,947,000
Federal income tax	9,930,000	12,336,000

Income tax	12,249,000	15,283,000

Net income	$21,526,666	$27,904,364

Consolidated Cash Flow Statement for Three Months Ended March 31, 2010 and 2011

	3 months	ended on
	Mar 31, 2010	Mar 31, 2011

Net income	$21,526,666	$27,904,364
Depreciation expense	2,596,988	2,550,185
Change in accounts receivable, net of reserve	2,341,245	(6,315,436)
Change in accounts payable	4,202,147	452,901
Change in taxes payable	6,189,694	9,376,223
Change in accrued expenses	(17,720,964)	(23,311,417)
Change in deferred revenue	7,119,782	606,998
Change in deferred taxes and tax reserves	(630,000)	256,962

Net cash from operations	25,625,558	11,520,780

Purchases of marketable securities	(123,799)	(19,015,246)
Purchases of fixed assets	(1,823,580)	(3,026,047)
Change in other assets	293,892	1,896,142
Acquisition of LSS, net of cash acquired	--	(11,427,518)

Net cash used in investing	(1,653,487)	(31,572,669)

Sales of common stock	9,018,306	9,407,360
Dividends paid	(21,493,455)	(24,244,730)

Net cash used in financing	(12,475,149)	(14,837,370)

Net change in cash and equivalents	11,496,922	(34,889,259)
Cash and equivalents at beginning	39,233,486	97,789,985

Cash and equivalents at end	$50,730,408	$62,900,726

Notes To Consolidated Financial Statements

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 included in MEDITECH's Form 10-K filed on January 31, 2011. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

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

	3 months	ended on
	Mar 31, 2010	Mar 31, 2011

Net income	$21,526,666	$27,904,364
Average number of shares	35,984,918	36,342,953
Earnings per share	$0.60	$0.77

The average number of shares outstanding during the periods reflects the issuance of 235,184 shares in February 2011 pursuant to the 2004 Stock Purchase Plan.

3. MEDITECH follows the provisions of ASC 320-10, Investments - Debt and Equity Securities, which requires marketable securities be classified as trading, available-for-sale or held-to-maturity. MEDITECH classifies its marketable securities which consist of common and preferred equities as available-for-sale and records them at fair value with any unrealized gains or losses reported as a component of shareholder equity. The fair value was determined based on quoted prices in active markets. ASC 320-10 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other-than-temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be reduced to fair value and the amount of the write-down shall be reflected in earnings. MEDITECH follows the provisions of ASC 320-10-35 Subsequent Measurement, and evaluates its preferred securities for other-than-temporary impairment using an impairment model consistent with a debt security.

At March 31, 2011 MEDITECH's marketable securities had an adjusted cost basis of $179,369,138 and a fair value of $218,149,426. The difference included unrealized gains of $38,856,188 and unrealized losses of $75,900 which have been accounted for within comprehensive income. Those in loss status are 2 common securities and each loss is less than 1% of original cost. MEDITECH has evaluated the unrealized losses as of March 31, 2011 and has concluded that the unrealized losses are temporary in nature. The factors considered included the severity and duration of the loss, the intent and ability to hold these securities for an extended period of time until recovery, and that all of the issuers are current on dividend payments and maintain investment grade ratings. The effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position was also considered in order to reach the conclusion that these impairments were temporary at March 31, 2011.

4. MEDITECH follows the provisions of ASC 220-10, Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains or losses on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments.

	3 months	ended on
	Mar 31, 2010	Mar 31, 2011

Net income	$21,526,666	$27,904,364
Net unrealized security gain	3,338,357	10,246,136

Comprehensive income	$24,865,023	$38,150,500

5. MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for loans to Meditech South Africa to purchase land and buildings used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its March 31, 2011 carrying value.

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

Other assets also included both tangible and intangible net assets associated with the first quarter acquisition of LSS Data Systems, Inc. Refer to Part II Item 5 for more disclosure regarding the acquisition.

6. MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. Cumulative unrealized investment write-downs which have been reflected in earnings are also a non-deductible expense for tax purposes. Because such capital losses can only be offset by future capital gains, a valuation allowance was established to reduce the deferred tax to the net amount expected to be realized. This valuation allowance has been increased to 100% of investment write-downs based on current recoverability expectations. Tax reserves relate to the uncertainty of research tax credit, domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2008 through 2010 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

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

	3 months	ended on
Country	Mar 31, 2010	Mar 31, 2011

United States	86%	88%
Canada	11%	11%
All others	3%	1%

8. Effective January 1, 2008 MEDITECH adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, which provides for expanded disclosure and guidelines to determine fair market value of assets and liabilities. ASC 820-10 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and are considered Level 1 assets as defined by ASC 820-10.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	end on	Percent
Results	Mar 31, 2010	Mar 31, 2011	Change

Total revenue	$103,555,582	$123,805,092	19.6%
Operating income	31,375,549	41,084,958	30.9%
Net income	21,526,666	27,904,364	29.6%
Average number of shares	35,984,918	36,342,953	1.0%
Earnings per share	$0.60	$0.77	28.3%
Cash dividends per share	$0.60	$0.67	11.7%

Total revenue from both existing and new customers increased by $20.2 million. The increase was composed of $15.6 million in additional product revenue and $4.6 million in additional service revenue.

Operating expense increased by $10.5 million or 14.6% due primarily to additional staff and bookings related expenses. The resultant operating income increased by $9.7 million.

Other income decreased by $0.4 million due primarily to the lower yields on investments. Other expense decreased by $0.1 million. The resultant pretax income increased by $9.4 million or 27.9%.

MEDITECH's effective tax rate decreased from 36.3% to 35.4% due primarily to the prior period's lack of research tax credit. Net income increased by $6.4 million due primarily to additional revenue.

Financial Condition	Dec 31, 2010	Mar 31, 2011

Working capital	$253,946,911	$264,799,858
Total assets	522,481,622	539,192,405
Total liabilities	95,301,123	88,698,776
Shareholder equity	427,180,499	450,493,629
Outstanding number of shares	36,186,164	36,421,348
Shareholder equity per share	$11.81	$12.37

Taxes payable increased by $9.6 million during the quarter primarily as a result of the federal tax payment schedule which calls for payment of both the first and second quarter's estimated tax expense during the second quarter.

Accrued expenses decreased by $22.4 million during the quarter primarily as a result of the payment of $37.0 million in bonuses applicable to 2010, offset by the accrual of $12.5 million in bonus expenses applicable to 2011.

At March 31, 2011 MEDITECH's cash, cash equivalents and marketable securities totaled $281.1 million. Marketable securities consisted of preferred and common equities. For the first three months of 2011 cash flow from operations was $14.0 million, cash flow used in investing was $34.0 million and cash flow used in financing was $14.8 million. The payment of $24.2 million in dividends to shareholders was the primary use of cash generated by operating activities during the quarter.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2011 was $450.5 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at March 31, 2011 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the first quarter of 2011. However, during the first quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 650 shares in February at $40 per share and 6,190 shares in March at $40 per share for a total of $273,600.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

Acquisition of LSS Data Systems

LLS Data Systems, Inc. (LSS) is engaged in the development, manufacture, licensing and support of ambulatory information system software for physician practices. Prior to the 1st quarter MEDITECH paid $2,587,500 for approximately 22.2% of the outstanding capital stock of LSS. On February 23, 2011 MEDITECH acquired the shares of LSS's founding shareholders for $13,736,250 in cash, subject to a 10% holdback through December 31, 2011, thereby increasing its ownership to 96.0%. Immediately thereafter LSS was merged with and into a wholly-owned subsidiary of MEDITECH and MEDITECH paid an additional $762,580 to the remaining LSS shareholders.

MEDITECH's financials are being presented on a consolidated basis in this 10-Q. This acquisition does not represent a material business combination, thus no pro forma financial information is being provided. During the 1st quarter LSS operations generated $5.4 million in revenue and $0.8 million in net income.

MEDITECH accounts for this acquisition under the purchase method of accounting in accordance with ASC 805-10, Business Combinations, and United States generally accepted accounting principles. Although MEDITECH has not completed its final purchase price allocation, the preliminary values of tangible assets acquired of $11,904,816 and liabilities of $4,629,323 assumed, including the intangibles, are based upon management's estimates of fair value as of the date of acquisition. The identified intangibles, consisting of developed software products, are currently valued at $9,000,000 and are being amortized over their 8 year useful lives. The unidentified intangibles are currently valued at $810,837 but are not amortizable. The final purchase price allocations will be completed by the end of 2011, and any adjustments are not expected to have a material impact on MEDITECH's consolidated financial position or results of operations.

Annual Shareholder Meeting

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 7 Blue Hill River Road, Canton, Massachusetts, on Monday, April 25, 2011. The meeting was convened at 9am with the Vice Chairman, Lawrence A. Polimeno, presiding and the Clerk, Barbara A. Manzolillo, keeping the minutes.

On the March 25, 2011 record date there were a total of 36,421,348 shares of MEDITECH's common stock, par value $1.00 per share outstanding. A total of 35,280,612 shares or 96.9% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or in person by ballot.

The following six directors of MEDITECH were elected to serve until the 2012 Annual Meeting of Shareholders and thereafter until their successors are chosen and qualified, with votes cast as follows:

	shares	shares
	in favor	withheld

A. Neil Pappalardo	33,147,578	2,133,034
Lawrence A. Polimeno	33,142,198	2,138,414
Howard Messing	33,127,368	2,153,244
Roland L. Driscoll	32,664,124	2,616,488
Edward B. Roberts	33,133,256	2,147,356
L. P. Dan Valente	33,113,756	2,166,856

A proposal to ratify the selection of Ernst and Young LLP as MEDITECH's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2011 was approved, with 33,072,280 shares in favor, 2,106,529 shares against and 101,803 shares abstaining.

A non-binding resolution to approve the compensation of MEDITECH's named executive officers voted as follows: 33,798,420 shares in favor, 540,675 shares against, and 941,517 shares abstaining.

A non-binding resolution to select the frequency of a shareholder vote to approve the compensation of MEDITECH's named executive officers voted as follows: 10,522,960 shares in favor of 1 year, 463,687 shares in favor of 2 years, 3,935,279 shares in favor of 3 years and 20,358,686 shares abstaining.

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

Medical Information Technology, Inc.
(Registrant)

April 29, 2011
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)