Form 10-Q
period 2011-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2011-07-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2011

0-28092
(Commission file number)

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State of Incorporation)

04-2455639
(IRS Employer Identification Number)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 36,421,348 shares of Common Stock, $1.00 par value, outstanding at June 30, 2011.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of December 31, 2010 and June 30, 2011

	Dec 31, 2010	Jun 30, 2011

Cash and equivalents	$97,789,985	$56,362,490
Marketable securities	188,888,044	244,242,030
Accounts receivable, net of reserve	55,393,227	65,929,820
Deferred taxes	7,176,778	5,110,354

Current assets	349,248,034	371,644,694

Computer equipment	10,778,178	10,104,075
Furniture and fixtures	46,353,094	51,073,808
Buildings	179,391,878	183,411,627
Land	33,407,959	35,329,565
Accumulated depreciation	(108,032,365)	(111,058,061)

Fixed assets	161,898,744	168,861,014

Other assets	11,334,844	19,744,648

Total assets	$522,481,622	$560,250,356

Accounts payable	$395,012	$2,182,913
Taxes payable	3,458,044	1,017,154
Accrued expenses	43,472,113	35,228,691
Deferred revenue	36,476,917	44,591,578
Tax reserves	11,499,037	12,033,037

Total liabilities	95,301,123	95,053,373

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 36,186,164
in 2010 and 36,421,348 in 2011	36,186,164	36,421,348
Additional paid-in capital	80,605,225	89,777,401
Retained income	281,854,958	292,311,673
Unrealized security gain	28,534,152	46,686,561

Shareholder equity	427,180,499	465,196,983

Total liabilities and shareholder equity	$522,481,622	$560,250,356

Consolidated Income Statement for Three and Six Months Ended June 30, 2010 and 2011

	3 months	ended on	6 months	ended on
	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011

Product revenue	$50,960,324	$72,016,937	$98,118,288	$134,834,026
Service revenue	57,721,868	64,241,110	114,119,486	125,229,113

Total revenue	108,682,192	136,258,047	212,237,774	260,063,139

Operations, development	49,991,433	60,412,519	99,026,400	117,029,405
Selling, G & A	24,212,045	29,369,046	47,357,111	55,472,294

Operating expense	74,203,478	89,781,565	146,383,511	172,501,699

Operating income	34,478,714	46,476,482	65,854,263	87,561,440

Other income	4,262,762	3,831,473	8,519,407	7,720,861
Other expense	1,706,578	1,691,570	3,563,106	3,478,552

Pretax income	37,034,898	48,616,385	70,810,564	91,803,749

State income tax	2,657,000	3,631,000	4,976,000	6,578,000
Federal income tax	11,160,000	13,786,000	21,090,000	26,122,000

Income tax	13,817,000	17,417,000	26,066,000	32,700,000

Net income	$23,217,898	$31,199,385	$44,744,564	$59,103,749

Consolidated Cash Flow Statement for Six Months Ended June 30, 2010 and 2011

	6 months	ended on
	Jun 30, 2010	Jun 30, 2011

Net income	$44,744,564	$59,103,749
Depreciation expense	5,086,692	5,244,730
Change in accounts receivable, net of reserve	2,998,859	(7,240,590)
Change in accounts payable	4,923,882	354,307
Change in taxes payable	(4,170,638)	(2,699,081)
Change in accrued expenses	(7,560,284)	(9,188,472)
Change in deferred revenue	6,943,476	4,748,548
Change in deferred taxes and tax reserves	204,171	(4,345,576)

Net cash from operations	53,170,722	45,977,615

Purchases of marketable securities	(19,896,962)	(37,201,577)
Purchases of fixed assets	(4,100,789)	(5,549,875)
Change in other assets	587,784	6,013,534
Acquisition of LSS, net of cash acquired	0	(11,427,518)

Net cash used in investing	(23,409,967)	(48,165,436)

Sales of common stock	9,018,306	9,407,360
Dividends paid	(43,133,153)	(48,647,033)

Net cash used in financing	(34,114,847)	(39,239,673)

Net change in cash and equivalents	(4,354,092)	(41,427,495)
Cash and equivalents at beginning	39,233,486	97,789,985

Cash and equivalents at end	$34,879,394	$56,362,490

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

	3 months	ended on	6 months	ended on
	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011

Net income	$23,217,898	$31,199,385	$44,744,564	$59,103,749
Average number of shares	36,025,541	36,382,151	36,025,541	36,382,151
Earnings per share	$0.64	$0.86	$1.24	$1.62

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

MEDITECH follows the provisions of ASC 320-10-35 Subsequent Measurement, and evaluates its preferred securities for other-than-temporary impairment using an impairment model consistent with a debt security. The factors considered include the severity and duration of the loss, the intent and ability to hold the securities for an extended period of time until recovery, and whether issuers are current on dividend payments and maintain investment grade ratings. Finally, the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position are also taken into consideration. At June 30, 2011 MEDITECH's marketable securities had an adjusted cost basis of $197,555,469 and a fair value of $244,242,030. The difference of $46,686,561 in unrealized gains has been accounted for within comprehensive income. All individual issues held are in gain status.

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

	3 months	ended on	6 months	ended on
	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011

Net income	$23,217,898	$31,199,385	$44,744,564	$59,103,749
Net unrealized security gain	(13,034,718)	7,906,273	(9,696,361)	18,152,409

Comprehensive income	$10,183,180	$39,105,658	$35,048,203	$77,256,158

5. MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for loans to Meditech South Africa to purchase land and buildings used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its June 30, 2011 carrying value.

During the 2nd quarter 2007 MEDITECH acquired Patient Care Technologies, Inc. (PtCT), a company engaged in the development, manufacture, licensing and support of computer software products for the home health care market. MEDITECH accounted for this acquisition under the purchase method of accounting in accordance with ASC 805-10, Business Combinations. The values of assets acquired and liabilities assumed, including the identified intangibles, such as developed technology and backlog, and unidentified intangibles are based upon management's estimates of fair value as of the date of acquisition. An acquired deferred tax asset was also recognized to reflect the tax benefit expected to be realized from the carryforward of net operating losses. Since the date of acquisition MEDITECH has presented the financial statements on a consolidated basis.

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

Other assets also included both tangible and intangible net assets associated with the acquisition of LSS Data Systems, Inc (LSS). Refer to Part II Item 5 for more disclosure regarding this acquisition.

6. MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. Cumulative unrealized investment write-downs which have been reflected in earnings are also a non-deductible expense for tax purposes. Because such capital losses can only be offset by future capital gains, a valuation allowance was established to reduce the deferred tax to the net amount expected to be realized. This valuation allowance is 100% of investment write-downs based on current recoverability expectations. Tax reserves relate to the uncertainty of research tax credit, domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2008 through 2010 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

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

	3 months	ended on	6 months	ended on
Country	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011

United States	88%	90%	87%	89%
Canada	9%	9%	10%	10%
All others	3%	1%	3%	1%

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

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2010	Jun 30, 2011	Change

Total revenue	$108,682,192	$136,258,047	25.4%
Operating income	34,478,714	46,476,482	34.8%
Net income	23,217,898	31,199,385	34.4%
Average number of shares	36,025,541	36,382,151	1.0%
Earnings per share	$0.64	$0.86	33.1%
Cash dividends per share	$0.60	$0.67	11.7%

Total revenue from both existing and new customers increased by $27.6 million. The increase was composed of $21.1 million in additional product revenue and $6.5 million in additional service revenue.

Operating expense increased by $15.6 million or 21.0% due primarily to additional staff and bookings related expenses. The resultant operating income increased by $12.0 million.

Other income decreased by $0.4 million due primarily to the lower yields on investments. Other expense decreased slightly. The resultant pretax income increased by $11.6 million or 31.1%.

MEDITECH's effective tax rate decreased from 37.3% to 35.8% due primarily to the prior period's lack of research tax credit. Net income increased by $8.0 million due primarily to additional revenue.

Operating	6 months	ended on	Percent
Results	Jun 30, 2010	Jun 30, 2011	Change

Total revenue	$212,237,774	$260,063,139	22.5%
Operating income	65,854,263	87,561,440	33.0%
Net income	44,744,564	59,103,749	32.1%
Average number of shares	36,025,541	36,382,151	1.0%
Earnings per share	$1.24	$1.62	30.8%
Cash dividends per share	$1.20	$1.34	11.7%

Total revenue from both existing and new customers increased by $47.8 million. The increase was composed of $36.7 million in additional product revenue and $11.1 million in additional service revenue.

Operating expense increased by $26.1 million or 17.8% due primarily to additional staff and bookings related expenses. The resultant operating income increased by $21.7 million.

Other income decreased by $0.8 million due primarily to the lower yields on investments. Other expense decreased by $0.1 million. The resultant pretax income increased by $21.0 million or 29.6%.

MEDITECH's effective tax rate decreased from 36.8% to 35.6% due primarily to the prior period's lack of research tax credit. Net income increased by $14.4 million due primarily to additional revenue.

Financial Condition	Dec 31, 2010	Jun 30, 2011

Working capital	$253,946,911	$276,591,321
Total assets	522,481,622	560,250,356
Total liabilities	95,301,123	95,053,373
Shareholder equity	427,180,499	465,196,983
Outstanding number of shares	36,186,164	36,421,348
Shareholder equity per share	$11.81	$12.77

Taxes payable decreased by $2.4 million during the first 6 months primarily as a result of the federal tax payment schedule which calls for payment of both the first and second quarter's estimated tax expense during the second quarter.

Accrued expenses decreased by $8.2 million during the first 6 months primarily as a result of the payment of $37.0 million in bonuses applicable to 2010, offset by the accrual of $26.2 million in bonus expenses applicable to 2011.

Deferred revenue increased by $8.1 million during the first 6 months primarily as a result of additions to product backlog.

At June 30, 2011 MEDITECH's cash, cash equivalents and marketable securities totaled $300.6 million. Marketable securities consisted of preferred and common equities. For the first six months of 2011 cash flow from operations was $46.0 million, cash flow used in investing was $58.2 million and cash flow used in financing was $39.2 million. The payment of $48.6 million in dividends to shareholders was the primary use of cash generated by operating activities during the period.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2011 was $465.2 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at June 30, 2011 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 2nd quarter of 2011. However, during this quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 1,830 shares in May at $41 per share and 1,700 shares in June at $41 per share for a total of $144,730.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - (Removed and Reserved)

Item 5 - Other Information

Acquisition of LSS Data Systems

LLS Data Systems, Inc. (LSS) is engaged in the development, manufacture, licensing and support of ambulatory information system software for physician practices. Prior to the 1st quarter 2011 MEDITECH paid $2,587,500 for approximately 22.2% of the outstanding capital stock of LSS. On February 23, 2011 MEDITECH acquired the shares of LSS's founding shareholders for $13,736,250 in cash, subject to a 10% holdback through December 31, 2011, thereby increasing its ownership to 96.0%. Immediately thereafter LSS was merged with and into a wholly-owned subsidiary of MEDITECH and MEDITECH paid an additional $762,580 to the remaining LSS shareholders.

MEDITECH's financials are being presented on a consolidated basis in this 10-Q effective March 31, 2011. This acquisition does not represent a material business combination, thus no pro forma financial information is being provided. During the 1st quarter 2011 LSS operations generated $5.4 million in revenue and $0.8 million in net income.

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

July 29, 2011
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)