Form 10-Q/A
period 2011-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2011-08-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Exhibit 31: Rule 13a-14(a) Certifications, Exhibit 32: Section 1350 Certifications and Exhibit 101: Instance, Schema, Label and Presentation are appended to this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

August 31, 2011
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)