Form 10-Q/A
period 2011-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2011-09-02
CIK 1011452

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

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2011 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulations S-T. Only minor changes have been made to the 10-Q in the exhibit section, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Exhibit 31: Rule 13a-14(a) Certifications, Exhibit 32: Section 1350 Certifications and Exhibit 101: Interactive Data Files are appended to this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

September 2, 2011
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)