Form 10-Q
period 2011-09-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2011-10-28
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 36,421,348 shares of Common Stock, $1.00 par value, outstanding at October 28, 2011.

Index to Form 10-Q	Page

Part I - Consolidated Financial Information
Item 1 - Financial Statements (Unaudited)
Consolidated Balance Sheet as of December 31, 2010 and
September 30, 2011	3
Consolidated Income Statement for Three and Nine Months Ended
September 30, 2010 and 2011	4
Consolidated Cash Flow Statement for Nine Months Ended
September 30, 2010 and 2011	5
Notes To Consolidated Financial Statements	6
Item 2 - Management's Discussion and Analysis of Operating Results
and Financial Condition	9
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	10
Item 4 - Controls and Procedures	10
Part II - Other Information
Item 1 - Legal Proceedings	11
Item 1A - Risk Factors	11
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3 - Defaults Upon Senior Securities	11
Item 4 - (Removed and Reserved)	11
Item 5 - Other Information	11
Item 6 - Exhibits	12
Signatures	12

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet
December 31, 2010 and September 30, 2011

	Dec 31, 2010	Sep 30, 2011

Cash and equivalents	$97,789,985	$43,224,130
Marketable securities	188,888,044	260,986,942
Accounts receivable, net of reserve	55,393,227	62,995,667
Deferred taxes	7,176,778	7,714,688

Current assets	349,248,034	374,921,427

Computer equipment	10,778,178	11,887,645
Furniture and fixtures	46,353,094	52,773,409
Buildings	179,391,878	183,411,626
Land	33,407,959	35,329,565
Accumulated depreciation	(108,032,365)	(113,863,002)

Fixed assets	161,898,744	169,539,243

Other assets	11,334,844	19,227,256

Total assets	$522,481,622	$563,687,926

Accounts payable	$395,012	$2,290,580
Taxes payable	3,458,044	869,499
Accrued expenses	43,472,113	48,297,279
Deferred revenue	36,476,917	42,130,151
Tax reserves	11,499,037	12,417,037

Total liabilities	95,301,123	106,004,546

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 36,186,164
in 2010 and 36,421,348 in 2011	36,186,164	36,421,348
Additional paid-in capital	80,605,225	89,777,401
Retained income	281,854,958	300,317,087
Unrealized security gain	28,534,152	31,167,544

Shareholder equity	427,180,499	457,683,380

Total liabilities and shareholder equity	$522,481,622	$563,687,926

Consolidated Income Statement
Three and Nine Months Ended September 30, 2010 and 2011

	3 months	ended on	9 months	ended on
	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011

Product revenue	$60,102,900	$75,611,657	$158,221,188	$210,445,683
Service revenue	58,368,348	65,443,106	172,487,834	190,672,219

Total revenue	118,471,248	141,054,763	330,709,022	401,117,902

Operations, development	51,759,868	63,801,432	150,786,268	180,830,837
Selling, G & A	25,387,433	29,064,363	72,744,544	84,536,657

Operating expense	77,147,301	92,865,795	223,530,812	265,367,494

Operating income	41,323,947	48,188,968	107,178,210	135,750,408

Other income	9,036,140	3,999,057	17,555,547	11,719,918
Other expense	1,702,729	1,751,307	5,265,835	5,229,859

Pretax income	48,657,358	50,436,718	119,467,922	142,240,467

State income tax	3,099,000	3,375,000	8,075,000	9,953,000
Federal income tax	13,601,000	14,654,000	34,691,000	40,776,000

Income tax	16,700,000	18,029,000	42,766,000	50,729,000

Net income	$31,957,358	$32,407,718	$76,701,922	$91,511,467

Consolidated Cash Flow Statement
Nine Months Ended September 30, 2010 and 2011

	9 months	ended on
	Sep 30, 2010	Sep 30, 2011

Net income	$76,701,922	$91,511,467
Depreciation expense	7,455,146	8,049,671
Gain on sales of marketable securities	(4,642,028)
Change in accounts receivable, net of reserve	(5,554,787)	(4,306,437)
Change in accounts payable	4,464,176	461,974
Change in taxes payable	(2,387,062)	(2,846,736)
Change in accrued expenses	4,571,423	3,880,116
Change in deferred revenue	6,327,072	2,287,121
Change in deferred taxes and tax reserves	831,585	(2,965,910)

Net cash from operations	87,767,447	96,071,266

Purchases of marketable securities	(20,032,027)	(69,465,506)
Sales of marketable securities	35,283,348
Purchases of fixed assets	(6,387,689)	(9,033,045)
Change in other assets	881,676	2,930,926
Acquisition of LSS, net of cash acquired		(11,427,518)

Net cash from (used in) investing	9,745,308	(86,995,143)

Sales of common stock	9,018,306	9,407,360
Dividends paid	(64,772,852)	(73,049,338)

Net cash used in financing	(55,754,546)	(63,641,978)

Net change in cash and equivalents	41,758,209	(54,565,855)
Cash and equivalents at beginning	39,233,486	97,789,985

Cash and equivalents at end	$80,991,695	$43,224,130

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

	3 months	ended on	9 months	ended on
	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011

Net income	$31,957,358	$32,407,718	$76,701,922	$91,511,467
Average number of shares	36,039,082	36,395,216	36,039,082	36,395,216
Earnings per share	$0.89	$0.89	$2.13	$2.51

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

MEDITECH follows the provisions of ASC 320-10-35 Subsequent Measurement, and evaluates its preferred and common securities for other-than-temporary impairment using an impairment model consistent with a debt security. The factors considered include the severity and duration of the loss, the intent and ability to hold the securities for an extended period of time until recovery, and whether issuers are current on dividend payments and maintain investment grade ratings. Finally, the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position are also taken into consideration.

At September 30, 2011 MEDITECH's marketable securities had an adjusted cost basis of $229,819,398 and a fair value of $260,986,942. The difference included unrealized gains of $36,454,184 and unrealized losses of $5,284,640 both of which have been accounted for within comprehensive income. The unrealized losses consist of 9 individual issues which have gone into loss status in the 3rd quarter. MEDITECH has evaluated the unrealized losses as of September 30, 2011 and has concluded that the unrealized losses are temporary in nature.

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

	3 months	ended on	9 months	ended on
	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011

Net income	$31,957,358	$32,407,718	$76,701,922	$91,511,467
Net unrealized security (loss) gain	16,873,922	(15,519,017)	7,177,561	2,633,392

Comprehensive income	$48,831,280	$16,888,701	$83,879,483	$94,144,859

5. MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for loans to Meditech South Africa to purchase land and buildings used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its September 30, 2011 carrying value.

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

6. MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. Cumulative unrealized write-downs in investments which have been reflected in earnings are also non-deductible for tax purposes. Because such capital losses can only be offset by future capital gains, a valuation allowance was established to reduce the deferred tax to the net amount expected to be realized. This valuation allowance is 100% of investment write-downs based on current recoverability expectations. Tax reserves relate to the uncertainty of research tax credit, domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2008 through 2010 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

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

	3 months	ended on	9 months	ended on
Country	Sep 30, 2010	Sep 30, 2011	Sep 30, 2010	Sep 30, 2011

United States	90%	90%	88%	89%
Canada	9%	8%	9%	9%
All others	1%	2%	3%	2%

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

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2010	Sep 30, 2011	Change

Total revenue	$118,471,248	$141,054,763	19.1%
Operating income	41,323,947	48,188,968	16.6%
Net income	31,957,358	32,407,718	1.4%
Average number of shares	36,039,082	36,395,216	1.0%
Earnings per share	$0.89	$0.89	0.4%
Cash dividends per share	$0.60	$0.67	11.7%

Total revenue from both existing and new customers increased by $22.6 million. The increase was composed of $15.5 million in additional product revenue and $7.1 million in additional service revenue.

Operating expense increased by $15.7 million or 20.4% due primarily to additional staff related expenses. The resultant operating income increased by $6.9 million.

Other income decreased by $5.0 million due primarily to the prior period's security gain. Other expense increased slightly. The resultant pretax income increased by $1.8 million or 3.7%.

MEDITECH's effective tax rate increased from 34.3% to 35.7% due primarily to the prior period's lower tax rate of the security gain. Net income increased by $0.5 million due primarily to additional revenue.

Operating	9 months	ended on	Percent
Results	Sep 30, 2010	Sep 30, 2011	Change

Total revenue	$330,709,022	$401,117,902	21.3%
Operating income	107,178,210	135,750,408	26.7%
Net income	76,701,922	91,511,467	19.3%
Average number of shares	36,039,082	36,395,216	1.0%
Earnings per share	$2.13	$2.51	18.1%
Cash dividends per share	$1.80	$2.01	11.7%

Total revenue from both existing and new customers increased by $70.4 million. The increase was composed of $52.2 million in additional product revenue and $18.2 million in additional service revenue.

Operating expense increased by $41.8 million or 18.7% due primarily to additional staff and bookings related expenses. The resultant operating income increased by $28.6 million.

Other income decreased by $5.8 million due primarily to the prior period's security gain. Other expense decreased slightly. The resultant pretax income increased by $22.8 million or 19.1%.

MEDITECH's effective tax rate decreased slightly from 35.8% to 35.7%. Net income increased by $14.8 million due primarily to additional revenue.

Financial Condition	Dec 31, 2010	Sep 30, 2011

Working capital	$253,946,911	$268,916,881
Total assets	522,481,622	563,687,926
Total liabilities	95,301,123	106,004,546
Shareholder equity	427,180,499	457,683,380
Outstanding number of shares	36,186,164	36,421,348
Shareholder equity per share	$11.81	$12.57

Accrued expenses increased by $4.8 million during the first 9 months primarily as a result of the payment of $37.0 million in bonuses applicable to 2010, offset by the accrual of $40.2 million in bonus expenses applicable to 2011.

Deferred revenue increased by $5.7 million during the first 9 months primarily as a result of additions to product backlog.

At September 30, 2011 MEDITECH's cash, cash equivalents and marketable securities totaled $304.2 million. Marketable securities consisted of preferred and common equities. For the first 9 months of 2011 cash flow from operations was $96.1 million, cash flow used in investing was $87.0 million and cash flow used in financing was $63.6 million. The payment of $73.0 million in dividends to shareholders was the primary use of cash generated by operating activities during the period.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2011 was $457.7 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at September 30, 2011 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3nd quarter of 2011. However, during this quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 100 shares in July at $41 per share, 200 shares in August at $41 per share and 250 shares in September at $42 per share for a total of $22,800.

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

October 28, 2011
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)