Form 10-K
period 2011-12-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2012-01-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: Common Stock, par value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated file, accelerated filer and smaller reporting company in Rule 12b-2 of the Securities Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non accelerated filer [X] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [X]

No public trading market exists for the registrant's common stock. There were 36,541,348 shares of common stock, $1.00 par value, outstanding at December 31, 2011.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture, license and support computer software products for the hospital market. For 2011 on a consolidated basis combined product and service revenue was $545.2M, operating income was $183.0M and net income was $124.0M. Product bookings were $309.8M and the resultant year-end product backlog was $338.1M. By year-end MEDITECH had 3,845 staff members, and over 2,400 active hospital sites throughout the United States, Canada and the United Kingdom.

HOSPITAL SOFTWARE

At the beginning MEDITECH developed a software product to automate one of the main departments in a hospital, the clinical laboratory which performs various diagnostic tests on blood or urine specimens. Within a few years, this product became standardized, thereby requiring minimal adaptation to meet the individual needs of a typical customer. MEDITECH extended the concept and developed additional software products for the rest of a hospital's clinical departments. Eventually, it moved into the financial area by developing a hospital billing and accounts receivable product as well as various general accounting products. MEDITECH now offers home health care software products to hospitals. Recently MEDITECH began offering physician office management software products as well.

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

STAFF ORGANIZATION

MEDITECH is organized into functional units grouped around product development, sales and marketing, implementation, customer service, accounting and facility operations. MEDITECH staff work in nine company owned facilities - six in the greater Boston area, one in Atlanta and two in the Minneapolis area.

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

PRODUCT DEVELOPMENT

Most of the product development staff is working on the incremental evolution of the current product line, as well as the creation of new products each year. The rest of the staff is developing a set of replacement products utilizing a new software technology. Approximately every twelve years, MEDITECH introduces the next generation of products based on the new software technology and gradually updates existing customers.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 250 hospitals and has been MEDITECH's largest customer for many years. HCA represented 7% of MEDITECH revenues in 2011.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of December 31, 2011 MEDITECH owned nine facilities containing almost 1.4 million square feet of office space, all being well maintained Class A properties, six in the greater Boston area, one in Atlanta and two in the Minneapolis area. MEDITECH occupies 75% of the space and the remaining 25% is leased to various tenants. MEDITECH has adequate space for its reasonable needs over the near future.

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

During 2011 MEDITECH did not repurchase any of its shares of common stock. However, during 2011 the MEDITECH Profit Sharing Trust purchased 6,840 shares at $40.00 per share during January through April, 3,830 shares at $41.00 per share during May through August and 8,565 shares at $42.00 per share during September through December from existing shareholders in individual private transactions for an aggregate consideration of $790,360.

During February 2011 pursuant to the 2004 Stock Purchase Plan, MEDITECH sold 235,184 shares of its common stock at $40 per share to certain staff members for an aggregate consideration of $9,407,360.

At December 31, 2011, there were 1,971 shareholders of record of MEDITECH's common stock and 36,541,348 shares outstanding.

MEDITECH has paid quarterly cash dividends continuously since 1980. Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

MEDITECH's financial statements are presented on a consolidated basis in this 10-K. The results include the effect of the 2nd quarter 2007 acquisition of PtCT and the 1st quarter 2011 acquisition of LSS. Selected financial data for the past 5 years ended December 31 are as follows:

	2007	2008	2009	2010	2011

Full Year Operations:
Total revenue	$376,233,882	$397,929,595	$393,025,014	$459,098,488	$545,224,384
Operating income	126,461,550	130,063,109	119,889,942	154,766,067	182,985,224
Net income	88,542,508	35,668,739	81,833,331	108,825,304	124,001,302
Average shares	35,388,510	35,670,246	35,709,926	36,055,853	36,411,749
Net income/share	$2.50	$1.00	$2.29	$3.02	$3.41
Year End Position:
Total assets	$493,736,795	$430,584,445	$466,679,816	$522,481,622	$596,101,938
Total liabilities	80,272,220	77,216,272	86,279,501	95,301,123	110,161,795
Shareholder equity	413,464,575	353,368,173	380,400,315	427,180,499	485,940,143
Shares outstanding	35,481,271	35,687,426	35,822,426	36,186,164	36,541,348
Shareholder equity/share	$11.65	$9.90	$10.62	$11.81	$13.30
Other Financial Data:
Working capital	$201,126,941	$150,562,285	$204,084,814	$253,946,911	$298,770,283
Operating cash flow	108,982,620	89,326,267	104,412,485	128,263,540	140,922,586
Depreciation expense	8,795,511	9,660,920	9,916,865	9,880,412	10,740,217
Cash dividends/share	$2.40	$2.52	$2.52	$2.40	$2.68

Item 7 - Management's Discussion and Analysis of Operating Results and Financial Condition

Comparison of Fiscal Years ended December 31, 2010 and 2011:

Total revenue from both existing and new customers increased $86.1 million or 18.8% from $459.1 million in 2010 to $545.2 million in 2011. It was composed of $61.5 million in additional product revenue and $24.6 million in additional service revenue.

Operating expenses increased $57.9 million or 19.0% from $304.3 million in 2010 to $362.2 million in 2011 due primarily to additional staff and bookings related costs. The resultant operating income increased $28.2 million or 18.2% from $154.8 million in 2010 to $183.0 million in 2011.

Other income decreased $5.8 million due primarily to investment gains in the prior period. Other expense increased slightly. The resultant pretax income increased $22.3 million or 13.2% from $169.6 million in 2010 to $191.9 million in 2011.

MEDITECH's effective tax rate decreased from 35.8% in 2010 to 35.4% in 2011 due primarily to changes in tax related reserves. The resultant net income increased $15.2 million or 13.9% from $108.8 million in 2010 to $124.0 million in 2011.

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

MEDITECH's effective tax rate increased from 35.5% in 2009 to 35.8% in 2010 due primarily to tax related reserves. The resultant net income increased $27.0 million or 33.0% from $81.8 million in 2009 to $108.8 million in 2010.

Financial Condition:

At December 31, 2011 MEDITECH's cash, cash equivalents and marketable securities totaled $337.2 million. Marketable securities consisted of preferred and common equities. During 2011 cash flow from operations was $140.9 million, cash flow used in investing was $92.5 million and cash flow used in financing was $88.0 million. The payment of $97.5 million in dividends to shareholders was the primary use of cash generated by operating activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2011 was $485.9 million. During 2011 management expended $10.6 million for updated facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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
As of December 31, 2009, 2010 and 2011
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medical Information Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Medical Information Technology, Inc. (a Massachusetts corporation) and subsidiary as of December 31, 2009, 2010 and 2011, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Information Technology, Inc. as of December 31, 2009, 2010 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December, 31, 2011, in conformity with U. S. generally accepted accounting principles.

Ernst & Young LLP
Boston, Massachusetts
January 31, 2012

Consolidated Balance Sheets
as of December 31, 2009, 2010 and 2011

	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011

Cash and equivalents (Note 1)	$39,233,486	$97,789,985	$59,847,020
Marketable securities (Note 2)	188,182,594	188,888,044	277,354,769
Accounts receivable, net of reserve (Note 3)	49,821,769	55,393,227	61,280,336
Deferred taxes (Note 8)	13,126,466	7,176,778	10,449,954

Current assets	290,364,315	349,248,034	408,932,079

Computer equipment	10,042,859	10,778,178	12,455,809
Furniture and fixtures	42,985,481	46,353,094	53,816,542
Buildings	179,396,034	179,391,878	183,411,627
Land	33,407,959	33,407,959	35,329,565
Accumulated depreciation	(102,027,244)	(108,032,365)	(116,553,548)

Fixed assets (Note 1)	163,805,089	161,898,744	168,459,995

Other assets (Note 4)	12,510,412	11,334,844	18,709,864

Total assets	$466,679,816	$522,481,622	$596,101,938

Accounts payable	$155,731	$395,012	$326,281
Taxes payable	5,938,515	3,458,044	5,213,475
Accrued expenses (Note 5)	34,794,459	43,472,113	51,027,125
Deferred revenue	30,971,813	36,476,917	41,030,877
Tax reserves (Note 8)	14,418,983	11,499,037	12,564,037

Total liabilities	86,279,501	95,301,123	110,161,795

Common stock, $1.00 par value, authorized 40,000,000 shares, issued and outstanding 35,822,426 shares in 2009, 36,186,164 shares in 2010 and 36,541,348 shares in 2011	35,822,426	36,186,164	36,541,348
Additional paid-in capital	67,150,657	80,605,225	94,817,401
Retained income	259,442,204	281,854,958	308,404,621
Unrealized security gains (losses), net of tax	17,985,028	28,534,152	46,176,773

Shareholder equity	380,400,315	427,180,499	485,940,143

Total liabilities and shareholder equity	$466,679,816	$522,481,622	$596,101,938

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
for the Years Ended December 31, 2009, 2010 and 2011

	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011

Product revenue	$175,890,430	$226,807,931	$288,351,034
Service revenue	217,134,584	232,290,557	256,873,350

Total revenue (Note 1)	393,025,014	459,098,488	545,224,384

Operations, development	186,839,275	204,445,862	245,924,776
Selling, G & A (Note 6)	86,295,797	99,886,559	116,314,384

Operating expenses	273,135,072	304,332,421	362,239,160

Operating income	119,889,942	154,766,067	182,985,224

Other income (Note 7)	14,123,126	21,725,896	15,923,805
Other expense (Note 7)	7,116,343	6,902,473	7,001,738

Pretax income	126,896,725	169,589,490	191,907,291

State income tax	9,983,601	12,341,123	12,980,841
Federal income tax	35,079,793	48,423,063	54,925,148

Income tax (Note 8)	45,063,394	60,764,186	67,905,989

Net income	$81,833,331	$108,825,304	$124,001,302

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholder Equity
for the Years Ended December 31, 2009, 2010 and 2011

	Common # of shares	Stock Paid-in capital	Retained income	Shareholder equity

Balance, December 31, 2008	35,687,426	$97,978,083	$267,569,536	$353,368,173
Issuance of common stock sold to a Director	15,000	555,000		555,000
Issuance of common stock to the Profit Sharing Plan	120,000	4,440,000		4,440,000
Net income			81,833,331	81,833,331
Unrealized security gains				30,164,474
Dividends paid			(89,960,663)	(89,960,663)

Balance, December 31, 2009	35,822,426	$102,973,083	$259,442,204	$380,400,315
Issuance of common stock pursuant to the 2004 Stock Purchase Plan	243,738	9,018,306		9,018,306
Issuance of common stock to the Profit Sharing Plan	120,000	4,800,000		4,800,000
Net income			108,825,304	108,825,304
Unrealized security gains				10,549,124
Dividends paid			(86,412,550)	(86,412,550)

Balance, December 31, 2010	36,186,164	$116,791,389	$281,854,958	$427,180,499
Issuance of common stock pursuant to the 2004 Stock Purchase Plan	235,184	9,407,360		9,407,360
Issuance of common stock to the Profit Sharing Plan	120,000	5,160,000		5,160,000
Net income			124,001,302	124,001,302
Unrealized security gains				17,642,621
Dividends paid			(97,451,639)	(97,451,639)

Balance, December 31, 2011	36,541,348	$131,358,749	$308,404,621	$485,940,143

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2009, 2010 and 2011

	Dec 31, 2009	Dec 31, 2010	Dec 31, 2011

Net income	$81,833,331	$108,825,304	$124,001,302
Depreciation expense	9,916,865	9,880,412	10,740,217
Stock contributions to qualified profit sharing plan	4,440,000	4,800,000	5,160,000
Write-downs of marketable securities	1,725,000	0	0
Reversal of prior write-downs	(72,680)	(4,642,893)	0
(Gain) loss on sales of marketable securities	(3,277)	865	0
Deferred taxes on unrealized securities gain	(1,952,961)	0	0
Change in accounts receivable, net of reserve	(2,251,819)	(5,571,458)	(2,591,106)
Change in accounts payable	(469,595)	239,281	(128,700)
Change in taxes payable	2,773,202	(2,480,471)	1,497,240
Change in accrued expenses	827,348	8,677,654	6,609,962
Change in deferred revenues	6,732,273	5,505,104	1,187,847
Change in deferred taxes and tax reserves	914,798	3,029,742	(5,554,176)

Net cash from operating activities	104,412,485	128,263,540	140,922,586

Purchases of marketable securities	(44,045,513)	(20,797,646)	(70,824,104)
Sales of marketable securities	58,733,899	35,283,348
Purchases of fixed assets	(3,419,246)	(8,016,749)	(10,644,343)
Change in other assets	(7,232)	1,218,250	3,448,317
Acquisition of LSS, net of cash acquired			(12,801,142)

Net cash from (used in) investing activities	11,261,908	7,687,203	(90,821,272)

Sales of common stock	555,000	9,018,306	9,407,360
Dividends paid	(89,960,663)	(86,412,550)	(97,451,639)

Net cash used in financing activities	(89,405,663)	(77,394,244)	(88,044,279)

Net change in cash and equivalents	26,268,730	58,556,499	(37,942,965)
Cash and equivalents at beginning of year	12,964,756	39,233,486	97,789,985

Cash and equivalents at end of year	$39,233,486	$97,789,985	$59,847,020

Supplemental Disclosure:
Cash paid for income taxes	$41,842,931	$60,467,824	$69,295,676

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements December 31, 2011

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

The consolidated financial statements include MEDITECH's wholly owned subsidiary, LSS Data Systems, Inc., in accordance with Accounting Standards Codification (ASC) 810, Consolidation of Financial Statements.

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

(d) Common Stock Dividend Policy

MEDITECH's Board of Directors has full discretion regarding the timing and amounts of dividends paid on common stock. The annual dividend paid quarterly on shares then outstanding for the past 3 years ended December 31 was $2.52, $2.40 and $2.68 per share.

(e) Fixed Assets

MEDITECH carries all fixed assets on a cost basis and provides for depreciation in amounts estimated to allocate the costs thereof under the following depreciation methods and estimated useful lives:

Description	Method	Useful Life

Computer equipment	MACRS	3-5 years
Furniture and fixtures	MACRS	7 years
Furniture and fixtures	SL	10 years
Buildings	SL	31.5-40 years

Maintenance costs are expensed as incurred. Improvements are capitalized and depreciated over the asset's useful life. During late 2010 MEDITECH signed an agreement to purchase land for $9.5 million subject to approval to construct a 185,000 sq ft building thereon. During 2011 MEDITECH spent $2.3 million in architecture and engineering fees, but by the end of 2011 MEDITECH had been unable to secure such approval. Therefore, MEDITECH cancelled the agreement and the $2.3 million, previously treated as construction-in-progress, has been expensed and charged to G&A.

(f) Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of MEDITECH's cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these financial instruments. MEDITECH's marketable securities are carried at fair value (see Note 2).

Financial instruments that potentially subject MEDITECH to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. MEDITECH places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom MEDITECH makes substantial sales. To reduce risk, MEDITECH routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. MEDITECH maintains a reserve for doubtful accounts but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As of December 31, 2009, 2010 and 2011 no individual customer accounted for greater than 10% of the outstanding accounts receivable.

(g) Net Income per Common Share

MEDITECH follows the provisions of ASC 260-10, Earnings per Share, which requires reporting both basic and diluted earnings per share. MEDITECH has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share computed by dividing net income by the weighted average number of common shares outstanding during the past 3 years ended December 31 is as follows:

	2009	2010	2011

Net income	$81,833,331	$108,825,304	$124,001,302
Average number of shares	35,709,926	36,055,853	36,411,749
Earnings per share	$2.29	$3.02	$3.41

The average number of shares outstanding during the periods reflects the issuance of common stock sold to staff members pursuant to the 2004 Stock Purchase Plan, the issuance of common stock to the Profit Sharing Plan and the issuance of shares sold to a Director.

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

	2009	2010	2011

Net income	$81,833,331	$108,825,304	$124,001,302
Net unrealized gains	30,164,474	10,549,124	17,642,621

Comprehensive income	$111,997,805	$119,374,428	$141,643,923

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

	2009	2010	2011

United States	86%	89%	90%
Canada	11%	9%	8%
Other	3%	2%	2%

One customer accounted for approximately 6%, 8% and 7% of total revenue for the past 3 years ended December 31.

(j) Recent Accounting Pronouncements

Effective December 15, 2011 MEDITECH adopted the provisions of ASC 350-20-35 Intangibles and Goodwill Impairment Evaluation - Qualitative Testing. An entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An evaluation shall assess relevant events and circumstances and should include, but are not limited to: a significant adverse change in legal factors or in industry/business climate, unanticipated competition, an adverse action or assessment by a regulator, or overall financial performance. If, after assessing the totality of such events and circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary.

(2) MARKETABLE SECURITIES

MEDITECH follows the provisions of ASC 320-10, Investments - Debt and Equity Securities, which requires marketable securities be classified as trading, available-for-sale or held-to-maturity. MEDITECH classifies its marketable securities as available-for-sale and records them at fair value with any unrealized gains or losses, net of tax, reported as a component of shareholder equity. The fair value was determined based on quoted prices in active markets. ASC 320-10 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is temporary in nature. If the decline in fair value is not judged as such, the cost basis of the individual security shall be reduced to fair value and the amount of the write-down shall be reflected in earnings.

MEDITECH follows the provisions of ASC 320-10-35 Subsequent Measurement, and evaluates its marketable securities for other-than-temporary impairment using an impairment model consistent with a debt security. The factors considered include the severity and duration of the loss, the intent and ability to hold the securities for an extended period of time until recovery, and whether issuers are current on dividend payments and maintain investment grade ratings. Finally, the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position are also taken into consideration.

MEDITECH follows the provisions of ASC 820-10, Fair Value Measurements and Disclosures, which provides for expanded disclosure and guidelines to determine fair market value of assets and liabilities. ASC 820-10 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and are considered Level 1 assets as defined by ASC 820-10.

At December 31, 2011 MEDITECH's marketable securities had an adjusted cost basis of $231,177,996 and a fair value of $277,354,769. The difference included unrealized gains of $47,060,295 and unrealized losses of $883,522 which have been accounted for within comprehensive income. Those in loss status are marketable securities issued by large financial institutions and each loss is less than 3% of original cost. MEDITECH has evaluated the unrealized losses as of December 31, 2011 and has concluded that the unrealized losses are temporary in nature.

The cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's holdings for the past 3 years ended December 31 are as follows:

	2009	2010	2011

Net cost of equities	$170,197,566	$160,353,893	$231,177,996
Unrealized gains	19,052,090	28,744,266	47,060,295
Unrealized losses	(1,067,062)	(210,115)	(883,522)

Fair market value	$188,182,594	$188,888,044	$277,354,769

(3) RESERVE FOR DOUBTFUL ACCOUNTS

The components of the reserve for doubtful accounts for the past 3 years ended December 31 are as follows:

	2009	2010	2011

Reserve at beginning of year	$1,210,000	$1,070,000	$1,250,000
Amounts charged to expense		180,000	321,585
Amounts written off	(140,000)		(71,585)

Reserve at end of year	$1,070,000	$1,250,000	$1,500,000

(4) OTHER ASSETS

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its December 31, 2011 carrying value.

During the 2nd quarter 2007 MEDITECH acquired Patient Care Technologies, Inc. (PtCT), a company engaged in the development, manufacture, licensing and support of computer software products for the home health care market. MEDITECH accounted for this acquisition under the purchase method of accounting in accordance with ASC 805-10, Business Combinations. The values of acquired assets, assumed liabilities and intangibles are based upon management's estimates of fair value as of the date of acquisition. A deferred tax asset was recognized to reflect the tax benefit expected to be realized from the carryforward of net operating losses. The identified intangibles, consisting of developed software products and backlog, were valued at $5,977,801 and are being amortized over their 7 year useful lives. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. The unidentified intangibles were valued at $1,211,786 and are not amortizable. MEDITECH's financials were presented on a consolidated basis upon acquisition. PtCT merged with and into MEDITECH effective December 31, 2009.

During the 1st quarter 2011 MEDITECH acquired LSS Data Systems, Inc. (LSS), a company engaged in the development, manufacture, licensing and support of ambulatory information system software for physician practices. Prior to the 1st quarter 2011 MEDITECH paid $2,587,500 for approximately 22.2% of the outstanding capital stock of LSS. On February 23, 2011 MEDITECH acquired the shares of LSS's founding shareholders for $13,736,250 in cash, thereby increasing its ownership to 96.0%. Immediately thereafter LSS was merged with and into a wholly-owned subsidiary of MEDITECH and MEDITECH paid an additional $762,580 to the remaining LSS shareholders. This acquisition does not represent a material business combination, thus no pro forma financial information is being provided.

MEDITECH accounts for this acquisition under the purchase method of accounting in accordance with ASC 805-10, Business Combinations. The values of $11,904,816 in acquired assets, $4,629,323 in assumed liabilities and $9,810,837 for intangibles are based upon management's estimates of fair value as of the date of acquisition. The identified intangibles, consisting of developed software products and customer relations, are valued at $9,000,000 and are being amortized over their 8 year useful lives. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. The unidentified intangibles are valued at $810,837 and are not amortizable. MEDITECH's financials are presented on a consolidated basis in this 10-K effective March 31, 2011. During the last 3 quarters of 2011 LSS operations generated $20.5 million in total revenue, $7.8 million in operating profit and $4.7 million in net income.

In accordance with ASC 805-10 and ASC 350-20-35, on an annual basis MEDITECH qualitatively assesses it's investments for impairment testing and on December 31, 2011 concluded no impairment testing was needed. The components of other assets for the past 3 years ended December 31 are as follows:

	2009	2010	2011

Investments	$4,027,561	$4,027,561	$1,440,061
Mortgage Notes	3,001,200	2,679,600	929,000
Intangibles	5,481,651	4,627,683	12,740,8038
Other			3,600,000

Other assets	$12,510,412	$11,334,844	$18,709,864

(5) ACCRUED EXPENSES

The components of accrued expenses for the past 3 years ended December 31 are as follows:

	2009	2010	2011

Accrued bonuses	$28,200,000	$37,000,000	$43,750,000
Accrued vacation	3,775,000	4,000,000	4,690,000
Other	2,819,459	2,472,113	2,587,125

Accrued expenses	$34,794,459	$43,472,113	$51,027,125

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

	2009	2010	2011

Cash	$2,160,000	$4,200,000	$5,840,000
120,000 shares at $37 per share	4,440,000
120,000 shares at $40 per share		4,800,000
120,000 shares at $43 per share			5,160,000

	$6,600,000	$9,000,000	$11,000,000

(7) OTHER INCOME AND EXPENSE

Other income consists primarily of rents, dividends, interest and realized marketable security activity. The components of other income for the past 3 years ended December 31 are as follows:

	2009	2010	2011

Rents	$7,032,380	$6,472,031	$6,487,580
Dividends	8,952,947	11,136,607	10,943,611
Interest	647,363	329,198	190,332
Security (losses) gains	(1,655,596)	4,642,028
Other	(853,968)	(853,968)	(1,697,718)

Other income	$14,123,126	$21,725,896	$15,923,805

Other expense consists primarily of rental costs and charitable contributions. The components of other expense for the past 3 years ended December 31 are as follows:

	2009	2010	2011

Rental costs	$6,419,382	$6,142,473	$5,679,385
Charitable contributions	715,000	760,000	820,000
Other	(18,039)		502,353

Other expense	$7,116,343	$6,902,473	$7,001,738

(8) INCOME TAXES, DEFERRED TAXES, AND TAX RESERVES

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. The current and deferred components of the State and Federal income taxes for the past 3 years ended December 31 are as follows:

	2009	2010	2011

State current	$10,092,590	$11,235,734	$14,734,339
State deferred	(108,989)	1,105,389	(1,753,498)

State income tax	$9,983,601	$12,341,123	$12,980,841

Federal current	$36,024,942	$43,996,148	$59,803,826
Federal deferred	(945,149)	4,426,915	(4,878,678)

Federal income tax	$35,079,793	$48,423,063	$54,925,148

The effective income tax rate for the past 3 years ended December 31 is as follows:

	2009	2010	2011

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	5.1%	4.7%	4.4%
Dividend income exclusion	(1.7%)	(1.6%)	(1.5%)
Other	(2.9%)	(2.3%)	(2.5%)

Effective tax rate	35.5%	35.8%	35.4%

Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. Cumulative unrealized investment write-downs which have been reflected in earnings are also a non-deductible expense for tax purposes. Because such capital losses can only be offset by future capital gains, a valuation allowance was established to reduce the deferred tax to the net amount expected to be realized. In 2010 this valuation allowance has been increased to 100% of investment write-downs based on current recoverability expectations. The components of deferred taxes for the past 3 years ended December 31 are as follows:

	2009	2010	2011

Prepaid tax on deposits over 1 year	$3,555,279	$4,676,286	$5,052,271
Prepaid tax on accrued expenses	1,840,000	2,100,000	2,760,000
Deferred tax on unrealized losses	19,660,000	24,997,240	24,997,240
Valuation allowance	(13,533,838)	(24,997,240)	(24,997,240)
Other	1,605,025	400,491	2,637,683

Deferred taxes	$13,126,466	$7,176,778	$10,449,954

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

	2009	2010	2011

Potential tax assessment	$4,364,877	$7,405,017	$8,427,512
Interest and penalties	10,054,106	4,094,020	4,136,525

Tax reserves	$14,418,983	$11,499,037	$12,564,037

(9) SUPPLEMENTARY DATA

Unaudited operating results by quarter for the three years ended December 31, 2011 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2009

Total revenue	$93,662,473	$96,509,574	$96,392,669	$106,460,300	$393,025,014
Operating income	27,358,635	29,644,781	29,539,784	33,346,744	119,889,942
Net income	17,176,860	20,412,934	20,486,154	23,757,383	81,833,331
Net income per share	$0.48	$0.57	$0.57	$0.67	$2.29

	1st Q	2nd Q	3rd Q	4th Q	2010

Total revenue	$103,555,582	$108,682,192	$118,471,248	$128,389,466	$459,098,488
Operating income	31,375,549	34,478,714	41,323,947	47,587,857	154,766,067
Net income	21,526,666	23,217,898	31,957,358	32,123,382	108,825,304
Net income per share	$0.60	$0.64	$0.89	$0.89	$3.02

	1st Q	2nd Q	3rd Q	4th Q	2011

Total revenue	$123,805,092	$136,258,047	$141,054,763	$144,106,482	$545,224,384
Operating income	41,084,958	46,476,482	48,188,968	47,234,816	182,985,224
Net income	27,904,364	31,199,385	32,407,718	32,489,835	124,001,302
Net income per share	$0.77	$0.86	$0.89	$0.89	$3.41

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at December 31, 2011 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework. For the year ended December 31, 2011 we have made no changes in internal controls, and our internal control over financial reporting is effective at a reasonable assurance level based on said criteria.

Item 9B - Other Information

During its regular January 2012 meeting the Board of Directors approved the issuance of up to 250,000 shares of common stock to be sold to staff members at $43.00 per share pursuant to the MEDITECH 2004 Stock Purchase Plan.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2011, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	69	Chairman and Director
Lawrence A. Polimeno	70	Vice Chairman and Director
Howard Messing	59	President, Chief Executive Officer and Director
Roland L. Driscoll	82	Director
Edward B. Roberts	76	Director
L. P. Dan Valente	81	Director
Barbara A. Manzolillo	59	Treasurer, Chief Financial Officer and Clerk
Stuart N. Lefthes	58	Vice President of Sales
Christopher Anschuetz	59	Senior Vice President of Technology
Robert G. Gale	65	Senior Vice President of Product Development
Joanne Wood	58	Senior Vice President of Client Services
Steven B. Koretz	59	Vice President of Client Services
Hoda Sayed-Friel	53	Vice President of Marketing
Michelle O'Connor	45	Vice President of Product Development
Leah Farina	44	Vice President of Client Services
Helen Waters	47	Vice President of Client Services
Scott Radner	46	Vice President of Technology

The address of all Officers and Directors is in care of Medical Information Technology, Inc., MEDITECH Circle, Westwood, MA 02090. The following is a description of the business experience during the past five years of each Director and Officer.

A. Neil Pappalardo, the founder and Chairman of MEDITECH, was its Chief Executive Officer until 2010, and has been a Director since 1969. He is also a Director of Palomar Medical Technologies, Inc.

Lawrence A. Polimeno has been the Vice Chairman of MEDITECH since 2002, was its President and Chief Operating Officer prior to that, has been a Director since 1985, and has been with MEDITECH since 1969.

Howard Messing has been the President and Chief Executive Officer of MEDITECH since 2010, was its President and Chief Operating Officer prior to that, has been a Director since 2011, and has been with MEDITECH since 1974.

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

Barbara A. Manzolillo has been the Treasurer, Chief Financial Officer and Clerk since 1996, was Treasurer prior to that, and has been with MEDITECH since 1975.

Stuart N. Lefthes has been the Vice President of Sales since 1997, was a Senior Manager prior to that, and has been with MEDITECH since 1983.

Christopher Anschuetz has been the Senior Vice President of Technology since 2011, was Vice President of Technology prior to that, and has been with MEDITECH since 1975.

Robert G. Gale has been the Senior Vice President of Product Development since 2007, was Vice President of Product Development prior to that, and has been with MEDITECH since 1976.

Joanne Wood has been the Senior Vice President of Client Services since 2010, was Vice President of Client Service prior to that, and has been with MEDITECH since 1983.

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

Scott Radner has been the Vice President of Technology since 2011, was a Senior Manager prior to that, and has been with MEDITECH since 1990.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. During 2011 the Board held 4 regularly scheduled quarterly meetings and 5 members attended all 4 meetings and 1 member attended only 3 meetings. Messrs. Driscoll, Roberts and Valente are "independent" as defined by the rules of the NYSE and NASDAQ. The Board of Directors has an Audit Committee and a Charitable Contribution Committee. During 2011 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPAs and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The committee met 5 times in 2011 to review accounting practices and advise MEDITECH's CFO. In addition, the committee met with MEDITECH's Independent Registered Public Accounting firm and reviewed MEDITECH's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Board of Directors no longer has an Executive Compensation Committee. Instead, the full Board annually establishes the criteria for and the total amount of the Officer Bonus and thereafter sets the salary and bonus amount for each of the officers.

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2011 the committee contributed $820,000 to 43 cultural, educational and social service organizations within the greater Boston area.

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

During 2005 a Code of Ethical Conduct was created by management and adopted by the Board of Directors in an effort to outline the principles established at MEDITECH which help guide the actions of its staff, Officers and Directors. This Code sets forth ethical standards of conduct for all to follow and provides a framework for decision-making. This Code is intended to promote proper conduct at all levels of business in compliance with all applicable laws and regulations as well as to deter wrongdoing. These guiding principles are designed to propel MEDITECH forward towards future success in a continued tradition of "ingenuity delivered with integrity" in all of our business relationships. The Code of Ethical Conduct is available on MEDITECH's web site and any waiver for senior management will be disclosed there as well.

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

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

A. Neil Pappalardo	2011	$300,000	$626,919	$0	$0	$926,919
Chairman and	2010	360,000	$725,406	0	0	1,085,406
Director	2009	360,000	21,782	0	0	381,782

Lawrence A. Polimeno	2011	$180,000	$426,919	$126,322	$5,866	$739,107
Vice Chairman and	2010	180,000	525,406	129,077	5,328	839,811
Director	2009	180,000	421,782	49,933	4,133	655,848

Howard Messing	2011	$300,000	$826,919	$126,322	$5,866	$1,259,107
President, CEO and	2010	264,000	675,406	129,077	5,328	1,073,811
Director	2009	264,000	421,782	49,933	4,133	739,848

Barbara A. Manzolillo	2011	$252,000	$426,919	$126,322	$5,866	$811,107
Treasurer, CFO and	2010	228,000	375,406	129,077	5,328	737,811
Clerk	2009	228,000	321,782	49,933	4,133	603,848

Stuart N. Lefthes	2011	$252,000	$426,919	$126,322	$5,866	$811,107
Vice President	2010	228,000	375,406	129,077	5,328	737,811
of Sales	2009	216,000	321,782	49,933	4,133	591,848

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

Profit Sharing Plan: MEDITECH maintains a qualified defined contribution plan for all of MEDITECH's staff known as the Medical Information Technology, Inc. Profit Sharing Plan. All of the staff who have completed one year of service participate in the Plan. The Board of Directors sets the annual contribution, which is allocated in proportion to total compensation of all eligible members for the Plan year (capped at $100,000). No allocation is allowable under this Plan to owners of 10% or more of MEDITECH's common stock. Contributions by members are not permitted. Benefits under the Plan are considered deferred compensation and become fully vested after five years of continuous service with MEDITECH. Members who have at least 20 years of service or who have incurred financial hardship may make in service withdrawals. Lump sum cash payment is made upon retirement, death, disability or termination of employment.

Compensation of Directors: During 2011 the members of the Board of Directors who were not Officers of MEDITECH received a fee of $8,000 for each quarterly meeting fully attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of MEDITECH.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2011 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	14,156,640	38.74%
MEDITECH Profit Sharing Trust*	4,723,627	12.93%
Morton E. Ruderman Estate	4,532,704	12.40%
Curtis W. Marble	3,500,000	9.58%
Grossman Group	2,061,144	5.64%
Lawrence A. Polimeno	985,000	2.70%
Edward B. Roberts	774,168	2.12%
Roland L. Driscoll	528,000	1.44%
Howard Messing	388,000	1.06%
Barbara A. Manzolillo	185,000	0.51%
Stuart N. Lefthes	108,000	0.30%
L. P. Dan Valente	100,000	0.27%
17 Directors and Officers as a Group*	17,663,808	48.34%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore has the power to vote its shares in addition to his own 9,433,013 shares. Likewise the number of shares indicated for the 17 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2011, the MEDITECH Profit Sharing Trust filed Forms 4 for its purchases of MEDITECH stock, but some of these filings were late. To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2011.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

A. Neil Pappalardo, Chairman and Director, purchased for cash from MEDITECH 25,000 shares of common stock at $37 per share in February 2010 and 25,000 shares of common stock at $40 per share in February 2011. No shares were purchased from MEDITECH during 2009.

Lawrence A. Polimeno, Vice Chairman and Director, purchased for cash from MEDITECH 8,000 shares of common stock at $37 per share in February 2010 and 5,000 shares of common stock at $40 per share in February 2011. No shares were purchase from MEDITECH during 2009.

Howard Messing, President and Chief Executive Officer, purchased for cash from MEDITECH 15,000 shares of common stock at $37 per share in February 2010 and 15,000 shares of common stock at $40 per share in February 2011. No shares were purchase from MEDITECH during 2009.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk, purchased for cash from MEDITECH 5,000 shares of common stock at $37 per share in February 2010 and 5,000 shares of common stock at $40 per share in February 2011. No shares were purchase from MEDITECH during 2009.

Stuart N. Lefthes, Vice President of Sales, purchased for cash from MEDITECH 5,000 shares of common stock at $37 per share in February 2010 and 5,000 shares of common stock at $40 per share in February 2011. No shares were purchase from MEDITECH during 2009.

L. P. Dan Valente, Director, purchased for cash from MEDITECH 15,000 shares of common stock at $37 per share in February 2009. No shares were purchase from MEDITECH during 2010 and 2011.

Item 14 - Principal Accountant Fees and Services

During 2011, audit and non-audit services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information and discussing various accounting, tax, and regulatory matters. Fees paid for such services for the three years ended December 31 are as follows:

	2009	2010	2011

Annual audit and quarterly reviews	$365,000	$284,000	$304,800
Audit related to Profit Sharing Trust	14,000	14,000	14,500
Tax or all other matters	50,000

	$429,000	$298,000	$319,300

It is the policy of the Audit Committee to approve all audit and non-audit services to be provided to MEDITECH by its Independent Registered Public Accounting Firm and the above amounts were so approved.

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Howard Messing, Chief Executive Officer and President
(Signature)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 31, 2012
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2012.

A. Neil Pappalardo, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Howard Messing, President, CEO and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

L. P. Dan Valente, Director
(Signature)