Form 10-Q
period 2012-03-31
MEDICAL INFORMATION TECHNOLOGY INC
filed 2012-04-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2012

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

No public trading market exists for the registrant's common stock. There were 36,785,201 shares of Common Stock, $1.00 par value, outstanding at March 31, 2012.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet
December 31, 2011 and March 31, 2012

	Dec 31, 2011	Mar 31, 2012

Cash and equivalents	$59,847,020	$51,150,809
Marketable securities	277,354,769	314,320,319
Accounts receivable, net of reserve	61,280,336	50,180,961
Deferred taxes	10,449,954	12,321,832

Current assets	408,932,079	427,973,921

Computer equipment	12,455,809	13,062,274
Furniture and fixtures	53,816,542	55,084,483
Buildings	183,411,627	183,411,627
Land	35,329,565	35,329,565
Accumulated depreciation	(116,553,548)	(119,524,356)

Fixed assets	168,459,995	167,363,593

Other assets	18,709,964	18,189,922

Total assets	$596,101,938	$613,527,436

Accounts payable	$326,281	$531,619
Taxes payable	5,213,475	16,126,405
Accrued expenses	51,027,125	23,020,253
Deferred revenue	41,030,877	43,295,023
Tax reserves	12,564,037	13,034,037

Total liabilities	110,161,795	96,007,337

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 36,541,348
in 2011 and 36,785,201 in 2012	36,541,348	36,785,201
Additional paid-in capital	94,817,401	105,059,227
Retained income	308,404,621	312,938,076
Net unrealized security gains	46,176,773	62,737,595

Shareholder equity	485,940,143	517,520,099

Total liabilities and shareholder equity	$596,101,938	$613,527,436

Consolidated Income Statement
Three Months Ended on March 31, 2011 and 2012

	3 months	ended on
	Mar 31, 2011	Mar 31, 2012

Product revenue	$62,817,089	$77,802,298
Service revenue	60,988,003	68,063,869

Total revenue	123,805,092	145,866,167

Operations, development	56,616,886	68,609,731
Selling, G & A	26,103,248	30,474,937

Operating expense	82,720,134	99,084,668

Operating income	41,084,958	46,781,499

Other income	3,889,388	4,322,194
Other expense	1,786,982	1,494,468

Pretax income	43,187,364	49,609,225

State income tax	2,947,000	3,470,000
Federal income tax	12,336,000	15,296,000

Income tax	15,283,000	18,766,000

Net income	$27,904,364	$30,843,225

Change in net unrealized security gains	10,246,136	16,560,822

Comprehensive income	$38,150,500	$47,404,047

Consolidated Cash Flow Statement
Three Months Ended on March 31, 2011 and 2012

	3 months	ended on
	Mar 31, 2011	Mar 31, 2012

Net income	$27,904,364	$30,843,225
Depreciation expense	2,550,185	2,970,808
Reversal of prior write-down		(247,600)
Gain on sale of marketable security		(244,915)
Deferred taxes on unrealized security gain		(328,063)
Change in accounts receivable, net of reserve	(6,315,436)	11,099,375
Change in accounts payable	452,901	205,338
Change in taxes payable	9,376,223	10,912,930
Change in accrued expenses	(23,311,417)	(28,006,872)
Change in deferred revenue	606,998	2,264,146
Change in deferred taxes and tax reserves	256,962	(1,401,878)

Net cash from operations	11,520,780	28,066,494

Purchases of marketable securities	(19,015,246)	(20,783,949)
Sales of marketable securities		1,199,800
Purchases of fixed assets	(3,026,047)	(1,874,406)
Change in other assets	1,896,142	519,942
Acquisition of LSS, net of cash acquired	(11,427,518)

Net cash used in investing	(31,572,669)	(20,938,613)

Sales of common stock	9,407,360	10,485,679
Dividends paid	(24,244,730)	(26,309,771)

Net cash used in financing	(14,837,370)	(15,824,092)

Net change in cash and equivalents	(34,899,259)	(8,696,211)
Cash and equivalents at beginning	97,789,985	59,847,020

Cash and equivalents at end	$62,900,726	$51,150,809

Notes To Consolidated Financial Statements

1. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011 included in MEDITECH's Form 10-K filed on January 31, 2012. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

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

	3 months	ended on
	Mar 31, 2011	Mar 31, 2012

Net income	$27,904,364	$30,843,225
Average number of shares	36,342,953	36,703,917
Earnings per share	$0.77	$0.84

The average number of shares outstanding during the periods reflects the issuance of 243,853 shares in February 2012 pursuant to the 2004 Stock Purchase Plan.

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

At March 31, 2012 MEDITECH's marketable securities had an adjusted cost basis of $251,254,662 and a fair value of $314,320,319. The difference included unrealized gains of $63,067,543 and unrealized losses of $1,885 both of which have been accounted for within comprehensive income. One issue is in loss status for less than 1 month. MEDITECH has evaluated the unrealized losses as of March 31, 2012 and has concluded that the unrealized losses are temporary in nature.

4. Effective January 1, 2012 MEDITECH adopted the provisions of ASU 2011-05, Presentation of Comprehensive Income, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains or losses on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. In MEDITECH's case net income plus the change in net unrealized security gains or losses is shown as comprehensive income in the income statement.

5. MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its March 31, 2012 carrying value.

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

MEDITECH accounts for this acquisition under the purchase method of accounting in accordance with ASC 805-10, Business Combinations. The values of $11,904,816 in acquired assets, $4,629,323 in assumed liabilities and $9,810,837 for intangibles are based upon management's estimates of fair value as of the date of acquisition. The identified intangibles, consisting of developed software products and customer relations, are valued at $9,000,000 and are being amortized over their 8 year useful lives. A deferred tax liability was recognized to reflect the tax effect of these identified intangibles as such amounts are not deductible for tax purposes. The unidentified intangibles are valued at $810,837 and are not amortizable. MEDITECH's financials are presented on a consolidated basis in this 10-Q effective March 31, 2011. During the last 3 quarters of 2011 LSS operations generated $20.5 million in total revenue, $7.8 million in operating profit and $4.7 million in net income.

6. MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. Cumulative unrealized investment write-downs which have been reflected in earnings are also a non-deductible expense for tax purposes. Because such capital losses can only be offset by future capital gains, a valuation allowance was established to reduce the deferred tax to the net amount expected to be realized. This valuation allowance has been increased to 100% of investment write-downs based on current recoverability expectations. Tax reserves relate to the uncertainty of domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2009 through 2011 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

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

	3 months	ended on
Country	Mar 31, 2011	Mar 31, 2012

United States	88%	91%
Canada	11%	7%
All others	1%	2%

8. Effective December 15, 2011 MEDITECH adopted the provisions of ASC 350-20-35 Intangibles and Goodwill Impairment Evaluation - Qualitative Testing. An entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An evaluation shall assess relevant events and circumstances and should include, but are not limited to: a significant adverse change in legal factors or in industry/business climate, unanticipated competition, an adverse action or assessment by a regulator, or overall financial performance. If, after assessing the totality of such events and circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Mar 31, 2011	Mar 31, 2012	Change

Total revenue	$123,805,092	$145,866,167	17.8%
Operating income	41,084,958	46,781,499	13.9%
Net income	27,904,364	30,843,225	10.5%
Average number of shares	36,342,953	36,703,917	1.0%
Earnings per share	$0.77	$0.84	9.4%
Cash dividends per share	$0.67	$0.72	7.5%

Total revenue from both existing and new customers increased by $22.1 million. The increase was composed of $15.0 million in additional product revenue and $7.1 million in additional service revenue.

Operating expense increased by $16.4 million or 19.8% due primarily to additional staff related expenses. The resultant operating income increased by $5.7 million.

Other income increased by $0.4 million due primarily to gains on investments. Other expense decreased by $0.3 million. The resultant pretax income increased by $6.4 million or 14.9%.

MEDITECH's effective tax rate increased from 35.4% to 37.8% due primarily to the current period's lack of research tax credit. Net income increased by $2.9 million due primarily to additional revenue.

Financial Condition	Dec 31, 2011	Mar 31, 2012

Working capital	$298,770,284	$331,966,584
Total assets	596,101,938	613,527,436
Total liabilities	110,161,795	96,007,337
Shareholder equity	485,940,143	517,520,099
Outstanding number of shares	36,541,348	36,785,201
Shareholder equity per share	$13.30	$14.07

Taxes payable increased by $10.9 million during the quarter primarily as a result of the federal tax payment schedule which calls for payment of both the first and second quarter's estimated tax expense during the second quarter.

Accrued expenses decreased by $28.0 million during the quarter primarily as a result of the payment of $43.8 million in bonuses applicable to 2011, offset by the accrual of $14.4 million in bonus expenses applicable to 2012.

At March 31, 2012 MEDITECH's cash, cash equivalents and marketable securities totaled $365.5 million. Marketable securities consisted of preferred and common equities. For the first three months of 2012 cash flow from operations was $28.1 million, cash flow used in investing was $20.9 million and cash flow used in financing was $15.8 million. The payment of $26.3 million in dividends to shareholders was the primary use of cash generated by operating activities during the quarter.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2012 was $517.5 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at March 31, 2012 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the first quarter of 2012. However, during the first quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 790 shares in January at $43 per share, 1,315 shares in February at $43 per share and 5,730 shares in March at $43 per share for a total of $336,905.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 7 Blue Hill River Road, Canton, Massachusetts, on Monday, April 23, 2012. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Barbara A. Manzolillo, keeping the minutes.

On the March 23, 2012 record date there were a total of 36,785,201 shares of MEDITECH's common stock, par value $1.00 per share outstanding. A total of 35,669,529 shares or 97.0% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or in person by ballot.

The following six directors of MEDITECH were elected to serve until the 2013 Annual Meeting and thereafter until their successors are chosen and qualified, with votes cast as follows:

	shares	shares
	in favor	withheld

A. Neil Pappalardo	33,732,804	1,936,725
Lawrence A. Polimeno	33,728,863	1,940,666
Howard Messing	33,694,579	1,974,950
Roland L. Driscoll	33,721,406	1,948,123
Edward B. Roberts	33,724,446	1,945,083
L. P. Dan Valente	33,717,846	1,951,683

A proposal to ratify the selection of Ernst and Young LLP as MEDITECH's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2012 was approved, with 33,526,232 shares in favor, 2,109,949 shares against and 33,348 shares abstaining.

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

April 30, 2012
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)