Form 10-Q
period 2012-06-30
MEDICAL INFORMATION TECHNOLOGY INC
filed 2012-08-01
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2012

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

No public trading market exists for the registrant's common stock. There were 36,785,201 shares of Common Stock, $1.00 par value, outstanding at June 30, 2012.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet
December 31, 2011 and June 30, 2012

	Dec 31, 2011	Jun 30, 2012

Cash and equivalents	$59,847,020	$50,793,600
Marketable securities	277,354,769	335,902,730
Accounts receivable, net of reserve	61,280,336	49,140,298
Deferred taxes	10,449,954	9,892,578

Current assets	408,932,079	445,729,206

Computer equipment	12,455,809	12,255,848
Furniture and fixtures	53,816,542	55,808,251
Buildings	183,411,627	183,411,627
Land	35,329,565	35,329,565
Accumulated depreciation	(116,553,548)	(120,192,955)

Fixed assets	168,459,995	166,612,336

Other assets	18,709,864	17,669,980

Total assets	$596,101,938	$630,011,522

Accounts payable	$326,281	$463,857
Taxes payable	5,213,475	6,535,557
Accrued expenses	51,027,125	38,080,803
Deferred revenue	41,030,877	44,146,978
Tax reserves	12,564,037	12,911,255

Total liabilities	110,161,795	102,138,450

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 36,541,348
in 2011 and 36,785,201 in 2012	36,541,348	36,785,201
Additional paid-in capital	94,817,401	105,059,227
Retained income	308,404,621	320,249,916
Net unrealized security gains	46,176,773	65,778,728

Shareholder equity	485,940,143	527,873,072

Total liabilities and shareholder equity	$596,101,938	$630,011,522

Consolidated Income Statement
Three and Six Months Ended on June 30, 2011 and 2012

	3 months	ended on	6 months	ended on
	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012

Product revenue	$72,016,937	$79,070,317	$134,834,026	$156,872,615
Service revenue	64,241,110	69,934,433	125,229,113	137,998,302

Total revenue	136,258,047	149,004,750	260,063,139	294,870,917

Operations, development	60,412,519	70,393,816	117,029,405	139,003,547
Selling, G & A	29,369,046	30,699,435	55,472,294	61,174,372

Operating expense	89,781,565	101,093,251	172,501,699	200,177,919

Operating income	46,476,482	47,911,499	87,561,440	94,692,998

Other income	3,831,473	7,045,297	7,720,861	11,367,491
Other expense	1,691,570	1,547,608	3,478,552	3,042,076

Pretax income	48,616,385	53,409,188	91,803,749	103,018,413

State income tax	3,631,000	3,580,000	6,578,000	7,050,000
Federal income tax	13,786,000	16,032,000	26,122,000	31,328,000

Income tax	17,417,000	19,612,000	32,700,000	38,378,000

Net income	$31,199,385	$33,797,188	$59,103,749	$64,640,413

Change in net unrealized security gains	7,906,273	3,041,133	18,152,409	19,601,955

Comprehensive income	$39,105,658	$36,838,321	$77,256,158	$84,242,368

Consolidated Cash Flow Statement
Six Months Ended on June 30, 2011 and 2012

	6 months	ended on
	Jun 30, 2011	Jun 30, 2012

Net income	$59,103,749	$64,640,413
Depreciation expense	5,244,730	6,009,372
Reversal of prior write-down		(1,114,263)
Gain on sale of marketable security		(2,932,056)
Deferred taxes on unrealized security gain		(2,933,260)
Change in accounts receivable, net of reserve	(7,240,590)	12,140,038
Change in accounts payable	354,307	137,576
Change in taxes payable	(2,699,081)	1,322,082
Change in accrued expenses	(9,188,472)	(12,946,322)
Change in deferred revenue	4,748,548	3,116,101
Change in deferred taxes and tax reserves	(4,345,576)	904,594

Net cash from operations	45,977,615	68,344,275

Purchases of marketable securities	(37,201,577)	(51,685,575)
Sales of marketable securities		19,719,148
Purchases of fixed assets	(5,549,875)	(4,161,713)
Change in other assets	6,013,534	1,039,884
Acquisition of LSS, net of cash acquired	(11,427,518)

Net cash used in investing	(48,165,436)	(35,088,256)

Sales of common stock	9,407,360	10,485,679
Dividends paid	(48,647,033)	(52,795,118)

Net cash used in financing	(39,239,673)	(42,309,439)

Net change in cash and equivalents	(41,427,495)	(9,053,420)
Cash and equivalents at beginning	97,789,985	59,847,020

Cash and equivalents at end	$56,362,490	$50,793,600

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

	3 months	ended on	6 months	ended on
	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012

Net income	$31,199,385	$33,797,188	$59,103,749	$64,640,413
Average number of shares	36,382,151	36,744,559	36,382,151	36,744,559
Earnings per share	$0.86	$0.92	$1.62	$1.76

The average number of shares outstanding during the periods reflects the issuance of additional shares in February 2011 and February 2012 pursuant to the 2004 Stock Purchase Plan.

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

MEDITECH has evaluated the unrealized losses as of June 30, 2012 and has concluded that the unrealized losses are temporary in nature. The cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's holdings are as follows:

	Dec 31, 2011	Jun 30, 2012

Net cost of equities	$231,177,996	$267,190,742
Unrealized gains	47,060,295	69,376,373
Unrealized losses	(883,522)	(664,385)

Fair market value	$277,354,769	$335,902,730

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

5. MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its June 30, 2012 carrying value.

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

	3 months	ended on	6 months	ended on
Country	Jun 30, 2011	Jun 30, 2012	Jun 30, 2011	Jun 30, 2012

United States	90%	91%	89%	91%
Canada	9%	8%	10%	8%
All others	1%	1%	1%	1%

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

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2011	Jun 30, 2012	Change

Total revenue	$136,258,047	$149,004,750	9.4%
Operating income	46,476,482	47,911,499	3.1%
Net income	31,199,385	33,797,188	8.3%
Average number of shares	36,382,151	36,744,559	1.0%
Earnings per share	$0.86	$0.92	7.3%
Cash dividends per share	$0.67	$0.72	7.5%

Total revenue from both existing and new customers increased by $12.7 million. The increase was composed of $7.1 million in additional product revenue and $5.7 million in additional service revenue.

Operating expense increased by $11.3 million or 12.6% due primarily to additional staff related expenses. The resultant operating income increased by $1.4 million.

Other income increased by $3.2 million due primarily to gains on investments. Other expense decreased somewhat. The resultant pretax income increased by $4.8 million or 9.9%.

MEDITECH's effective tax rate increased from 35.8% to 36.7% due primarily to the current period's lack of research tax credit. Net income increased by $2.6 million due primarily to additional revenue.

Operating	6 months	ended on	Percent
Results	Jun 30, 2011	Jun 30, 2012	Change

Total revenue	$260,063,139	$294,870,917	13.4%
Operating income	87,561,440	94,692,998	8.1%
Net income	59,103,749	64,640,413	9.4%
Average number of shares	36,382,151	36,744,559	1.0%
Earnings per share	$1.62	$1.76	8.2%
Cash dividends per share	$1.34	$1.44	7.5%

Total revenue from both existing and new customers increased by $34.8 million. The increase was composed of $22.0 million in additional product revenue and $12.8 million in additional service revenue.

Operating expense increased by $27.7 million or 16.0% due primarily to additional staff related expenses. The resultant operating income increased by $7.1 million.

Other income increased by $3.6 million due primarily to gains on investments. Other expense decreased by $0.4 million. The resultant pretax income increased by $11.2 million or 12.2%.

MEDITECH's effective tax rate increased from 35.6% to 37.3% due primarily to the current period's lack of research tax credit. Net income increased by $5.5 million due primarily to additional revenue.

Financial Condition	Dec 31, 2011	Jun 30, 2012

Working capital	$298,770,284	$343,590,756
Total assets	596,101,938	630,011,522
Total liabilities	110,161,795	102,138,450
Shareholder equity	485,940,143	527,873,072
Outstanding number of shares	36,541,348	36,785,201
Shareholder equity per share	$13.30	$14.35

Accrued expenses decreased by $12.9 million during the first six months primarily as a result of the payment of $43.8 million in bonuses applicable to 2011, offset by the accrual of $28.9 million in bonus expenses applicable to 2012.

At June 30, 2012 MEDITECH's cash, cash equivalents and marketable securities totaled $386.7 million. Marketable securities consisted of preferred and common equities. For the first six months of 2012 cash flow from operations was $68.3 million, cash flow used in investing was $35.1 million and cash flow used in financing was $42.3 million. The payment of $52.8 million in dividends to shareholders was the primary use of cash generated by operating activities during the first six months.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2012 was $527.9 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at June 30, 2012 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 2nd quarter of 2012. However, during the 2nd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 3,650 shares in May at $43 per share and 1,625 shares in June at $43 per share for a total of $226,825.

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

August 1, 2012
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)