Form 10-Q
period 2012-09-30
Medical Information Technology, Inc.
filed 2012-10-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

No public trading market exists for the registrant's common stock. There were 36,785,201 shares of Common Stock, $1.00 par value, outstanding at September 30, 2012.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet
December 31, 2011 and September 30, 2012

	Dec 31, 2011	Sep 30, 2012

Cash and equivalents	$59,847,020	$43,805,082
Marketable securities	277,354,769	347,352,177
Accounts receivable, net of reserve	61,280,336	50,408,727
Deferred taxes	10,449,954	6,330,568

Current assets	408,932,079	447,896,554

Computer equipment	12,455,809	13,032,699
Furniture and fixtures	53,816,542	60,496,419
Buildings	183,411,627	188,545,504
Land	35,329,565	40,329,565
Accumulated depreciation	(116,553,548)	(123,175,551)

Fixed assets	168,459,995	179,228,636

Other assets	18,709,864	17,150,038

Total assets	$596,101,938	$644,275,228

Accounts payable	$326,281	$1,897,396
Taxes payable	5,213,475	5,170,618
Accrued expenses	51,027,125	53,296,352
Deferred revenue	41,030,877	35,237,804
Tax reserves	12,564,037	13,266,071

Total liabilities	110,161,795	108,868,241

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 36,541,348
in 2011 and 36,785,201 in 2012	36,541,348	36,785,201
Additional paid-in capital	94,817,401	105,059,227
Retained income	308,404,621	327,668,182
Net unrealized security gains	46,176,773	65,894,377

Shareholder equity	485,940,143	535,406,987

Total liabilities and shareholder equity	$596,101,938	$644,275,228

Consolidated Income Statement
Three and Nine Months Ended on September 30, 2011 and 2012

	3 months	ended on	9 months	ended on
	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012

Product revenue	$75,611,657	$80,375,465	$210,445,683	$237,248,080
Service revenue	65,443,106	71,735,490	190,672,219	209,733,792

Total revenue	141,054,763	152,110,955	401,117,902	446,981,872

Operations, development	63,801,432	71,576,983	180,830,837	210,580,530
Selling, G & A	29,064,363	31,165,151	84,536,657	92,339,523

Operating expense	92,865,795	102,742,134	265,367,494	302,920,053

Operating income	48,188,968	49,368,821	135,750,408	144,061,819

Other income	3,999,057	7,879,766	11,719,918	19,247,257
Other expense	1,751,307	1,532,981	5,229,859	4,575,057

Pretax income	50,436,718	55,715,606	142,240,467	158,734,019

State income tax	3,375,000	4,420,000	9,953,000	11,470,000
Federal income tax	14,654,000	17,392,000	40,776,000	48,720,000

Income tax	18,029,000	21,812,000	50,729,000	60,190,000

Net income	$32,407,718	$33,903,606	$91,511,467	$98,544,019

Change in net unrealized security gains	(15,519,017)	115,649	2,633,392	19,717,604

Comprehensive income	$16,888,701	$34,019,255	$94,144,859	$118,261,623

Consolidated Cash Flow Statement
Nine Months Ended on September 30, 2011 and 2012

	9 months	ended on
	Sep 30, 2011	Sep 30, 2012

Net income	$91,511,467	$98,544,019
Depreciation expense	8,049,671	8,891,803
Reversal of prior write-down		(4,667,545)
Gain on sale of marketable security		(6,394,111)
Deferred taxes on unrealized security gain		(5,379,213)
Change in accounts receivable, net of reserve	(4,306,437)	10,871,609
Change in accounts payable	461,974	1,571,115
Change in taxes payable	(2,846,736)	(42,857)
Change in accrued expenses	3,880,116	2,269,227
Change in deferred revenue	2,287,121	(5,793,073)
Change in deferred taxes and tax reserves	(2,965,910)	4,821,420

Net cash from operations	96,071,266	104,692,394

Purchases of marketable securities	(69,465,506)	(70,191,915)
Sales of marketable securities		36,352,980
Purchases of fixed assets	(9,033,045)	(19,660,444)
Change in other assets	2,930,926	1,559,826
Acquisition of LSS, net of cash acquired	(11,427,518)

Net cash used in investing	(86,995,143)	(51,939,553)

Sales of common stock	9,407,360	10,485,679
Dividends paid	(73,049,338)	(79,280,458)

Net cash used in financing	(63,641,978)	(68,794,779)

Net change in cash and equivalents	(54,565,855)	(16,041,938)
Cash and equivalents at beginning	97,789,985	59,847,020

Cash and equivalents at end	$43,224,130	$43,805,082

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

The following table indicates the cost net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's securities. MEDITECH has evaluated the unrealized losses as of September 30, 2012 and has concluded that the unrealized losses are temporary in nature.

	Dec 31, 2011	Sep 30, 2012

Cost net of write-downs	$231,177,996	$276,078,587
Unrealized gains	47,060,295	71,442,304
Unrealized losses	(883,522)	(168,714)

Fair market value	$277,354,769	$347,352,177

3. MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its September 30, 2012 carrying value.

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

4. MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. Cumulative unrealized investment write-downs which have been reflected in earnings are also a non-deductible expense for tax purposes. Because such capital losses can only be offset by future capital gains, a valuation allowance was established to reduce the deferred tax to the net amount expected to be realized. This valuation allowance has been increased to the full value of the investment write-downs based on current recoverability expectations. Tax reserves relate to the uncertainty of domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2009 through 2011 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

5. MEDITECH follows the provisions of ASC 260-10, Earnings per Share, which requires reporting both basic and diluted earnings per share. MEDITECH has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period. The average number of shares reflects the annual issuance of shares sold to staff members in February pursuant to the 2004 Stock Purchase Plan and contributed to the MEDITECH Profit Sharing Trust in December.

	3 months	ended on	9 months	ended on
	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012

Net income	$32,407,718	$33,903,606	$91,511,467	$98,544,019
Average number of shares	36,395,216	36,758,106	36,395,216	36,758,106
Earnings per share	$0.89	$0.92	$2.51	$2.68

6. Effective January 1, 2012 MEDITECH adopted the provisions of ASU 2011-05, Presentation of Comprehensive Income, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains or losses on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. In MEDITECH's case net income plus the change in net unrealized security gains or losses is shown as comprehensive income in the income statement.

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

	3 months	ended on	9 months	ended on
	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012

United States	90%	90%	89%	91%
Canada	8%	9%	9%	8%
All others	2%	1%	2%	1%

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

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2011	Sep 30, 2012	Change

Total revenue	$141,054,763	$152,110,955	7.8%
Operating income	48,188,968	49,368,821	2.5%
Net income	32,407,718	33,903,606	4.6%
Average number of shares	36,395,216	36,758,106	1.0%
Earnings per share	$0.89	$0.92	3.6%
Cash dividends per share	$0.67	$0.72	7.5%

Total revenue from both existing and new customers increased by $11.1 million. The increase was composed of $4.8 million in additional product revenue and $6.3 million in additional service revenue.

Operating expense increased by $9.9 million or 10.6% due primarily to additional staff related expenses. The resultant operating income increased by $1.2 million.

Other income increased by $3.9 million due primarily to gains on investments. Other expense decreased $0.2 million. The resultant pretax income increased by $5.3 million or 10.5%.

MEDITECH's effective tax rate increased from 35.7% to 39.1% due primarily to the current period's lack of research tax credit. Net income increased by $1.5 million due primarily to additional revenue.

Operating	9 months	ended on	Percent
Results	Sep 30, 2011	Sep 30, 2012	Change

Total revenue	$401,117,902	$446,981,872	11.4%
Operating income	135,750,408	144,061,819	6.1%
Net income	91,511,467	98,544,019	7.7%
Average number of shares	36,395,216	36,758,106	1.0%
Earnings per share	$2.51	$2.68	6.6%
Cash dividends per share	$2.01	$2.16	7.5%

Total revenue from both existing and new customers increased by $45.9 million. The increase was composed of $26.8 million in additional product revenue and $19.1 million in additional service revenue.

Operating expense increased by $37.6 million or 14.2% due primarily to additional staff related expenses. The resultant operating income increased by $8.3 million.

Other income increased by $7.5 million due primarily to gains on investments. Other expense decreased by $0.7 million. The resultant pretax income increased by $16.5 million or 11.6%.

MEDITECH's effective tax rate increased from 35.7% to 37.9% due primarily to the current period's lack of research tax credit. Net income increased by $7.0 million due primarily to additional revenue.

Financial Condition	Dec 31, 2011	Sep 30, 2012

Working capital	$298,770,284	$339,028,313
Total assets	596,101,938	644,275,228
Total liabilities	110,161,795	108,868,241
Shareholder equity	485,940,143	535,406,987
Outstanding number of shares	36,541,348	36,785,201
Shareholder equity per share	$13.30	$14.55

Accrued expenses increased by $2.3 million during the first nine months primarily as a result of the payment of $43.8 million in bonuses applicable to 2011, offset by the accrual of $44.0 million in bonus expenses applicable to 2012.

At September 30, 2012 MEDITECH's cash, cash equivalents and marketable securities totaled $391.2 million. Marketable securities consisted of preferred and common equities. For the first nine months of 2012 cash flow from operations was $104.7 million, cash flow used in investing was $51.9 million and cash flow used in financing was $68.8 million. The payment of $79.3 million in dividends to shareholders was the primary use of cash generated by operating activities during the first nine months.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2012 was $535.4 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at September 30, 2012 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3rd quarter of 2012. However, during the 3rd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 3,750 shares in July at $44 per share, 3,730 shares in August at $44 per share and 1,600 shares in September at $44 per share for a total of $399,520.

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

October 31, 2012
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)