Form 10-K
period 2012-12-31
Medical Information Technology, Inc.
filed 2013-01-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

No public trading market exists for the registrant's common stock. There were 36,935,201 shares of common stock, $1.00 par value, outstanding at December 31, 2012.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture, license and support computer software products for the hospital market. For 2012 on a consolidated basis combined product and service revenue was $597.8M, operating income was $191.6M and net income was $130.5M. Product bookings were $239.5M and the resultant year-end product backlog was $256.4M. By year-end MEDITECH had 4,099 staff members, and over 2,400 active hospital sites throughout the United States, Canada and the United Kingdom.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 250 hospitals and has been MEDITECH's largest customer for many years. HCA represented 7% of MEDITECH revenues in 2012.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

As of December 31, 2012 MEDITECH owned nine facilities containing almost 1.6 million square feet of office space, all being well maintained Class A properties, six in the greater Boston area, one in Atlanta and two in the Minneapolis area. MEDITECH occupies 83% of the space and the remaining 17% is leased to various tenants. MEDITECH has adequate space for its reasonable needs over the near future.

Item 3 - Legal Proceedings

None

Item 4 - Mine Safety Disclosures

Not applicable

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

During 2012 MEDITECH did not repurchase any of its shares of common stock. However, during 2012 the MEDITECH Profit Sharing Trust purchased 13,110 shares at $43.00 per share during January through June and 38,272 shares at $44.00 per share during July through December from existing shareholders in individual private transactions for an aggregate consideration of $2,247,698.

During February 2012 pursuant to the 2004 Stock Purchase Plan, MEDITECH sold 243,853 shares of its common stock at $43 per share to certain staff members for an aggregate consideration of $10,485,679.

At December 31, 2012, there were 2,099 shareholders of record of MEDITECH's common stock and 36,935,201 shares outstanding.

MEDITECH has paid quarterly cash dividends continuously since 1980. Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

MEDITECH's financial statements are presented on a consolidated basis in this 10-K. The results include the effect of the 1st quarter 2011 acquisition of LSS. Selected financial data for the past 5 years ended December 31 are as follows:

	2008	2009	2010	2011	2012

Full Year Operations:
Total revenue	$397,929,595	$393,025,014	$459,098,488	$545,224,384	$597,838,787
Operating income	130,063,109	119,889,942	154,766,067	182,985,224	191,605,850
Net income	35,668,739	81,833,331	108,825,304	124,001,302	130,546,536
Average shares	35,670,246	35,709,926	36,055,853	36,411,749	36,777,380
Net income/share	$1.00	$2.29	$3.02	$3.41	$3.55
Year End Position:
Total assets	$430,584,445	$466,679,816	$522,481,622	$596,101,938	$647,188,025
Total liabilities	77,216,272	86,279,501	95,301,123	110,161,795	109,391,458
Shareholder equity	353,368,173	380,400,315	427,180,499	485,940,143	537,796,567
Shares outstanding	35,687,426	35,822,426	36,186,164	36,541,348	36,935,201
Shareholder equity/share	$9.90	$10.62	$11.81	$13.30	$14.56
Other Financial Data:
Working capital	$150,562,285	$204,084,814	$253,946,911	$298,770,283	$337,977,324
Operating cash flow	89,326,267	104,412,485	128,263,540	140,922,586	139,841,329
Depreciation expense	9,660,920	9,916,865	9,880,412	10,740,217	11,810,960
Cash dividends/share	$2.52	$2.52	$2.40	$2.68	$2.88

Item 7 - Management's Discussion and Analysis of Operating Results and Financial Condition

Comparison of Fiscal Years ended December 31, 2011 and 2012:

Total revenue from both existing and new customers increased $52.6 million or 9.7% from $545.2 million in 2011 to $597.8 million in 2012. It was composed of $28.1 million in additional product revenue and $24.5 million in additional service revenue.

Operating expenses increased $44.0 million or 12.1% from $362.2 million in 2011 to $406.2 million in 2012 due primarily to additional staff related and legal costs. The resultant operating income increased $8.6 million or 4.7% from $183.0 million in 2011 to $191.6 million in 2012.

Other income increased $10.6 million due primarily to investment gains in the current period. Other expense decreased slightly. The resultant pretax income increased $20.2 million or 10.5% from $191.9 million in 2011 to $212.1 million in 2012.

MEDITECH's effective tax rate increased from 35.4% in 2011 to 38.5% in 2012 due primarily to investment gains and the absence of any R&D tax credit in the current period. The resultant net income increased $6.5 million or 5.3% from $124.0 million in 2011 to $130.5 million in 2012.

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

Financial Condition:

At December 31, 2012 MEDITECH's cash, cash equivalents and marketable securities totaled $384.9 million. Marketable securities consisted of preferred and common equities. During 2012 cash flow from operations was $139.8 million, cash flow used in investing was $49.2 million and cash flow used in financing was $95.3 million. The payment of $105.8 million in dividends to shareholders was the primary use of cash generated by operating activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2012 was $537.8 million. During 2012 management expended $26.5 million for updated facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Critical Accounting Policies:

All of our significant accounting policies are described in the notes to the consolidated financial statements included in Item 8 of this report. We believe four of these constitute our most critical policies requiring estimates and judgments by management which are significant in terms of materiality. Reference Note 1(a) for revenue recognition, Note 2 for marketable securities, Note 3 for doubtful account reserve and Notes 12 or 13 for income taxes.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with equity securities is disclosed in Note 2 to the Consolidated Financial Statements.

Item 8 - Financial Statements and Supplementary Data

Consolidated Financial Statements of Medical Information Technology, Inc.
As of December 31, 2010, 2011 and 2012
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medical Information Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Medical Information Technology, Inc. (a Massachusetts corporation) and subsidiary as of December 31, 2010, 2011 and 2012, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Information Technology, Inc. at December 31, 2010, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U. S. generally accepted accounting principles.

Ernst & Young LLP
Boston, Massachusetts
January 31, 2013

Consolidated Balance Sheets
as of December 31, 2010, 2011 and 2012

	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012

Cash and equivalents	$97,789,985	$59,847,020	$55,248,919
Marketable securities	188,888,044	277,354,769	329,655,272
Accounts receivable, net of reserve	55,393,227	61,280,336	53,006,948
Deferred taxes	7,176,778	10,449,954	9,457,643

Current assets	349,248,034	408,932,079	447,368,782

Computer equipment	10,778,178	12,455,809	14,245,358
Furniture and fixtures	46,353,094	53,816,542	64,611,731
Buildings	179,391,878	183,411,627	189,997,036
Land	33,407,959	35,329,565	40,329,565
Accumulated depreciation	(108,032,365)	(116,553,548)	(125,994,543)

Fixed assets	161,898,744	168,459,995	183,189,147

Other assets	11,334,844	18,709,864	16,630,096

Total assets	$522,481,622	$596,101,938	$647,188,025

Accounts payable	$395,012	$326,281	$136,846
Taxes payable	3,458,044	5,213,475	4,863,915
Accrued expenses	43,472,113	51,027,125	55,098,832
Deferred revenue	36,476,917	41,030,877	31,512,690

Current liabilities	83,802,086	97,597,758	91,612,283
Tax reserves	11,499,037	12,564,037	17,779,175

Total liabilities	95,301,123	110,161,795	109,391,458

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
36,186,164 shares in 2010, 36,541,348 shares
in 2011 and 36,935,201 shares in 2012	36,186,164	36,541,348	36,935,201
Additional paid-in capital	80,605,225	94,817,401	111,659,227
Retained income	281,854,958	308,404,621	333,185,351
Unrealized security gains, net of tax	28,534,152	46,176,773	56,016,788

Shareholder equity	427,180,499	485,940,143	537,796,567

Total liabilities and shareholder equity	$522,481,622	$596,101,938	$647,188,025

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income
for the Years Ended December 31, 2010, 2011 and 2012

	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012

Product revenue	$226,807,931	$288,351,034	$316,421,596
Service revenue	232,290,557	256,873,350	281,417,191

Total revenue	459,098,488	545,224,384	597,838,787

Operations, development	204,445,862	245,924,776	283,479,355
Selling, G & A	99,886,559	116,314,384	122,753,583

Operating expenses	304,332,421	362,239,160	406,232,938

Operating income	154,766,067	182,985,224	191,605,850

Other income	21,725,896	15,923,805	26,520,935
Other expense	6,902,473	7,001,738	6,021,904

Pretax income	169,589,490	191,907,291	212,104,881

State income tax	12,341,123	12,980,841	15,422,805
Federal income tax	48,423,063	54,925,148	66,135,540

Income tax	60,764,186	67,905,989	81,558,345

Net income	$108,825,304	$124,001,302	$130,546,536

Change in net unrealized gains	10,549,124	17,642,621	9,840,015

Comprehensive income	$119,374,428	$141,643,923	$140,386,551

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholder Equity
for the Years Ended December 31, 2010, 2011 and 2012

	Common # of shares	Stock Paid-in capital	Retained income	Shareholder equity

Balance, December 31, 2009	35,822,426	$102,973,083	$259,442,204	$380,400,315
Issuance of common stock pursuant
to the 2004 Stock Purchase Plan	243,738	9,018,306		9,018,306
Issuance of common stock
to the Profit Sharing Plan	120,000	4,800,000		4,800,000
Net income			108,825,304	108,825,304
Change in net unrealized security gains				10,549,124
Dividends paid			(86,412,550)	(86,412,550)

Balance, December 31, 2010	36,186,164	$116,791,389	$281,854,958	$427,180,499
Issuance of common stock pursuant
to the 2004 Stock Purchase Plan	235,184	9,407,360		9,407,360
Issuance of common stock
to the Profit Sharing Plan	120,000	5,160,000		5,160,000
Net income			124,001,302	124,001,302
Change in net unrealized security gains				17,642,621
Dividends paid			(97,451,639)	(97,451,639)

Balance, December 31, 2011	36,541,348	$131,358,749	$308,404,621	$485,940,143
Issuance of common stock pursuant
to the 2004 Stock Purchase Plan	243,853	10,485,679		10,485,679
Issuance of common stock
to the Profit Sharing Plan	150,000	6,750,000		6,750,000
Net income			130,546,536	130,546,536
Change in net unrealized security gains				9,840,015
Dividends paid			(105,765,806)	(105,765,806)

Balance, December 31, 2012	36,935,201	$148,594,428	$333,185,351	$537,796,567

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2010, 2011 and 2012

	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012

Net income	$108,825,304	$124,001,302	$130,546,536
Depreciation expense	9,880,412	10,740,217	11,810,960
Stock contributions to qualified profit sharing plan	4,800,000	5,160,000	6,750,000
Reversal of prior write-downs	(4,642,893)	0	(7,615,410)
(Gain) loss on sales of marketable securities	865	0	(9,386,721)
Deferred taxes on unrealized securities gain, net	0	0	(759,398)
Change in accounts receivable, net of reserve	(5,571,458)	(2,591,106)	8,273,388
Change in accounts payable	239,281	(128,700)	(189,435)
Change in taxes payable	(2,480,471)	1,497,240	(349,560)
Change in accrued expenses	8,677,654	6,609,962	4,071,707
Change in deferred revenues	5,505,104	1,187,847	(9,518,187)
Change in deferred taxes and tax reserves	3,029,742	(5,554,176)	6,207,449

Net cash from operating activities	128,263,540	140,922,586	139,841,329

Purchases of marketable securities	(20,797,646)	(70,824,104)	(74,368,224)
Sales of marketable securities	35,283,348		49,669,265
Purchases of fixed assets	(8,016,749)	(10,644,343)	(26,540,112)
Change in other assets	1,218,250	3,448,317	2,079,768
Acquisition of LSS, net of cash acquired		(12,801,142)

Net cash from (used in) investing activities	7,687,203	(90,821,272)	(49,159,303)

Sales of common stock	9,018,306	9,407,360	10,485,679
Dividends paid	(86,412,550)	(97,451,639)	(105,765,806)

Net cash used in financing activities	(77,394,244)	(88,044,279)	(95,280,127)

Net change in cash and equivalents	58,556,499	(37,942,965)	(4,598,101)
Cash and equivalents at beginning of year	39,233,486	97,789,985	59,847,020

Cash and equivalents at end of year	$97,789,985	$59,847,020	$55,248,919

Supplemental Disclosure:
Cash paid for income taxes	$60,467,824	$69,295,676	$73,547,193

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements December 31, 2012

Note 1. Significant Accounting Policies

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

(e) Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying value of MEDITECH's cash and cash equivalents, accounts receivable and accounts payable approximates their fair value due to the short-term nature of these financial instruments. MEDITECH's marketable securities are carried at fair value.

Financial instruments that potentially subject MEDITECH to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. MEDITECH places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom MEDITECH makes substantial sales. To reduce risk, MEDITECH routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. MEDITECH maintains a reserve for doubtful accounts but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As of December 31, 2010, 2011 and 2012 no individual customer accounted for greater than 10% of the outstanding accounts receivable.

Note 2. Available For Sale Securities

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

The unrealized gains and the unrealized losses have been accounted for within comprehensive income. The following table indicates the cost net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's securities for the three years ended December 31. MEDITECH has evaluated the unrealized losses as of December 31, 2012 and has concluded that the unrealized losses are temporary in nature.

	2010	2011	2012

Net cost of equities	$160,353,893	$231,177,996	$272,879,085
Unrealized gains	28,744,266	47,060,295	58,012,812
Unrealized losses	(210,115)	(883,522)	(1,236,625)

Fair market value	$188,888,044	$277,354,769	$329,655,272

Note 3. Reserve for Doubtful Accounts

The components of the reserve for doubtful accounts for the three years ended December 31 are as follows:

	2010	2011	2012

Reserve at beginning of year	$1,070,000	$1,250,000	$1,500,000
Amounts charged to expense	180,000	321,585	144,434
Amounts written off		(71,585)	(69,434)

Reserve at end of year	$1,250,000	$1,500,000	$1,575,000

Note 4. Deferred Taxes

Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. Cumulative unrealized investment write-downs which had been reflected in the income statement are also a non-deductible expense for tax purposes. Because such write-downs are considered capital losses which can only be offset by future capital gains, a valuation allowance was established. This valuation allowance is currently the full value of the write-downs based on recoverability expectations. The components of deferred taxes for the three years ended December 31 are as follows:

	2010	2011	2012

Prepaid tax on deposits over 1 year	$4,676,286	$5,052,271	$3,166,712
Prepaid tax on accrued expenses	2,100,000	2,760,000	2,509,999
Deferred tax on unrealized gains, net			(759,398)
Other	400,491	2,637,683	4,540,330

Deferred taxes	$7,176,778	$10,449,954	$9,457,643

Note 5. Fixed Assets

During the 3rd quarter of 2012 MEDITECH purchased land and an office building thereupon. MEDITECH carries all fixed assets on a cost basis and provides for depreciation in amounts estimated to allocate the costs thereof under the following estimated useful lives. Maintenance costs are expensed as incurred. Improvements are capitalized and depreciated over the asset's useful life.

Description	Useful Life

Computer equipment	3-5 years
Furniture and fixtures	7-10 years
Buildings	31.5-40 years

Note 6. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its December 31, 2012 carrying value.

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

In accordance with ASC 805-10 and ASC 350-20-35, MEDITECH annually assesses its investments for impairment and on December 31, 2012 concluded no impairment was needed. The components of other assets for the three years ended December 31 are as follows:

	2010	2011	2012

Investments	$4,027,561	$1,440,061	$1,440,061
Mortgage Notes	2,679,600	929,000	828,200
Intangibles	4,627,683	12,740,803	10,761,835
Other		3,600,000	3,600,000

Other assets	$11,334,844	$18,709,864	$16,630,096

Note 7. Accrued Expenses

The components of accrued expenses for the three years ended December 31 are as follows:

	2010	2011	2012

Accrued bonuses	$37,000,000	$43,750,000	$47,628,625
Accrued vacation	4,000,000	4,690,000	4,707,000
Other	2,472,113	2,587,125	2,763,207

Accrued expenses	$43,472,113	$51,027,125	$55,098,832

Note 8. Tax Reserves

Tax reserves relate to the uncertainty of domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2009 through 2012 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. MEDITECH accounts for the annual change in tax reserves as part of its provision for income taxes. The components of tax reserves for the three years ended December 31 are as follows:

	2010	2011	2012

Potential tax assessment	$7,405,017	$8,427,512	$11,407,396
Interest and penalties	4,094,020	4,136,525	6,371,779

Tax reserves	$11,499,037	$12,564,037	$17,779,175

Note 9. Segment Reporting

MEDITECH follows the provisions of ASC 280-10, Segment Reporting. Based on the criteria set forth in ASC 280-10, MEDITECH currently operates in one operating segment, medical software and services. MEDITECH derives its revenue from the sale and support of one group of similar products and services. All of MEDITECH's assets are located within the United States. The following table indicates the percentage of revenue based on customer location plus the percentage of revenue from the largest customer for the three years ended December 31 is as follows:

	2010	2011	2012

Total revenues	$459,098,488	$545,224,384	$597,838,787

United States	89%	90%	91%
Canada	9%	8%	8%
All Others	2%	2%	1%

Largest customer	8%	7%	7%

Note 10. Other Income

Other income consists primarily of rents, dividends, interest and realized marketable security activity. The components of other income for the three years ended December 31 are as follows:

	2010	2011	2012

Rents	$6,472,031	$6,487,580	$5,618,754
Dividends	11,136,607	10,943,611	13,384,989
Interest	329,198	190,332	109,439
Security gains	4,642,028		9,386,721
Other	(853,968)	(1,697,718)	(1,978,968)

Other income	$21,725,896	$15,923,805	$26,520,935

Note 11. Other Expense

Other expense consists primarily of rental costs and charitable contributions. The components of other expense for the three years ended December 31 are as follows:

	2010	2011	2012

Rental costs	$6,142,473	$5,679,385	$4,614,584
Charitable contributions	760,000	820,000	840,000
Other		502,353	567,320

Other expense	$6,902,473	$7,001,738	$6,021,904

Note 12. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. The current and deferred components of the State and Federal income taxes for the three years ended December 31 are as follows:

	2010	2011	2012

State current	$11,235,734	$14,734,339	$15,265,930
State deferred	1,105,389	(1,753,498)	156,875

State income tax	$12,341,123	$12,980,841	$15,422,805

Federal current	$43,996,148	$59,803,826	$65,300,099
Federal deferred	4,426,915	(4,878,678)	835,441

Federal income tax	$48,423,063	$54,925,148	$66,135,540

Note 13. Income Tax Rate

The effective income tax rate for the three years ended December 31 is as follows:

	2010	2011	2012

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	4.7%	4.4%	4.7%
Dividend income exclusion	(1.6%)	(1.5%)	(1.5%)
Other	(2.3%)	(2.5%)	0.3%

Effective tax rate	35.8%	35.4%	38.5%

Note 14. Earnings Per Share

MEDITECH follows the provisions of ASC 260-10, Earnings per Share, which requires reporting both basic and diluted earnings per share. MEDITECH has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the three years ended December 31. The average number of shares reflects the annual issuance of shares sold to staff members in February pursuant to the 2004 Stock Purchase Plan and the annual issuance of shares contributed to the MEDITECH Profit Sharing Trust in December.

	2010	2011	2012

Net income	$108,825,304	$124,001,302	$130,546,536
Average number of shares	36,055,853	36,411,749	36,777,380
Earnings per share	$3.02	$3.41	$3.55

Note 15. Comprehensive Income Presentation

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

	2010	2011	2012

Change in unrealized gains	$13,961,060	$17,642,621	$13,711,490
Reclassification of realized gains	(3,411,936)		(3,871,475)

Change in net unrealized gains	$10,549,124	$17,642,621	$9,840,015

Note 16. Qualified Profit Sharing Plan

MEDITECH has no obligation for post-employment or post-retirement benefits. MEDITECH maintains a qualified profit sharing plan which provides deferred compensation to substantially all of its staff members. Contributions to the plan are at the discretion of the Board of Directors and may be in the form of cash and shares of MEDITECH stock. The components of year-end contributions for the three years ended December 31 are as follows:

	2010	2011	2012

Cash	$4,200,000	$5,840,000	$5,400,000
120,000 shares at $40 per share	4,800,000
120,000 shares at $43 per share		5,160,000
150,000 shares at $45 per share			6,750,000

	$9,000,000	$11,000,000	$12,150,000

Note 17. Goodwill and Intangible Assets

Effective December 15, 2011 MEDITECH adopted the provisions of ASC 350-20-35 Intangibles and Goodwill Impairment Evaluation - Qualitative Testing. An entity may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An evaluation shall assess relevant events and circumstances and should include, but are not limited to: a significant adverse change in legal factors or in industry/business climate, unanticipated competition, an adverse action or assessment by a regulator, or overall financial performance. If, after assessing the totality of such events and circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. MEDITECH has concluded no indicators of impairment exist.

Note 18. Litigation

From time to time, the Company is a party to or may be threatened by litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company's defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The Company is not a party to any other material legal proceedings.

Note 19. Supplemental Data

Unaudited operating results by quarter for the three years ended December 31 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2010

Total revenue	$103,555,582	$108,682,192	$118,471,248	$128,389,466	$459,098,488
Operating income	31,375,549	34,478,714	41,323,947	47,587,857	154,766,067
Net income	21,526,666	23,217,898	31,957,358	32,123,382	108,825,304
Net income per share	$0.60	$0.64	$0.89	$0.89	$3.02

	1st Q	2nd Q	3rd Q	4th Q	2011

Total revenue	$123,805,092	$136,258,047	$141,054,763	$144,106,482	$545,224,384
Operating income	41,084,958	46,476,482	48,188,968	47,234,816	182,985,224
Net income	27,904,364	31,199,385	32,407,718	32,489,835	124,001,302
Net income per share	$0.77	$0.86	$0.89	$0.89	$3.41

	1st Q	2nd Q	3rd Q	4th Q	2012

Total revenue	$145,866,167	$149,004,750	$152,110,955	$150,856,915	$597,838,787
Operating income	46,781,499	47,911,499	49,368,821	47,544,031	191,605,850
Net income	30,843,225	33,797,188	33,903,606	32,002,517	130,546,536
Net income per share	$0.84	$0.92	$0.92	$0.87	$3.55

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at December 31, 2012 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework. For the year ended December 31, 2012 we have made no changes in internal controls, and our internal control over financial reporting is effective at a reasonable assurance level based on said criteria.

Item 9B - Other Information

During its regular January 2013 meeting the Board of Directors approved the issuance of up to 250,000 shares of common stock to be sold to staff members at $45.00 per share pursuant to the MEDITECH 2004 Stock Purchase Plan.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2012, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	70	Chairman and Director
Lawrence A. Polimeno	71	Vice Chairman and Director
Howard Messing	60	President, Chief Executive Officer and Director
Roland L. Driscoll	83	Director
Edward B. Roberts	77	Director
L. P. Dan Valente	82	Director
Barbara A. Manzolillo	60	Treasurer, Chief Financial Officer and Clerk
Stuart N. Lefthes	59	Senior Vice President of Sales
Christopher Anschuetz	60	Senior Vice President of Technology
Robert G. Gale	66	Senior Vice President of Product Development
Steven B. Koretz	60	Senior Vice President of Client Services
Hoda Sayed-Friel	54	Executive Vice President of Strategy and Marketing
Michelle O'Connor	46	Executive Vice President of Product Development
Leah Farina	45	Vice President of Client Services
Helen Waters	48	Vice President of Client Services
Scott Radner	47	Vice President of Technology

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

Stuart N. Lefthes has been the Senior Vice President of Sales since 2011, was Vice President of Sales prior to that, and has been with MEDITECH since 1983.

Christopher Anschuetz has been the Senior Vice President of Technology since 2011, was Vice President of Technology prior to that, and has been with MEDITECH since 1975.

Robert G. Gale has been the Senior Vice President of Product Development since 2007, was Vice President of Product Development prior to that, and has been with MEDITECH since 1976.

Steven B. Koretz has been the Senior Vice President of Client Services since 2012, was Vice President of Client Services prior to that, and has been with MEDITECH since 1982.

Hoda Sayed-Friel has been the Executive Vice President of Stategy and Marketing since 2012, was Vice President of Marketing prior to that, and has been with MEDITECH since 1986.

Michelle O'Connor has been the Executive Vice President of Product Development since 2012, was Vice President of Product Development prior to that, and has been with MEDITECH since 1988.

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

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. During 2012 the Board held 4 regularly scheduled quarterly meetings and all 6 members attended all 4 meetings. Messrs. Driscoll, Roberts and Valente are "independent" as defined by the rules of the NYSE and NASDAQ. The Board of Directors has an Audit Committee and a Charitable Contribution Committee. During 2012 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPAs and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The committee met 5 times in 2012 to review accounting practices and advise MEDITECH's CFO. In addition, the committee met with MEDITECH's Independent Registered Public Accounting firm and reviewed MEDITECH's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2012 the committee contributed $840,100 to 43 cultural, educational and social service organizations within the greater Boston area.

The Board of Directors does not have a Compensation Committee. Instead, the full Board, because of its small size, carries out the duties of a Compensation Committee. The Board annually establishes the criteria for and the total amount of the Officer Bonus and thereafter sets the salary and bonus amount for each of the officers.

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

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

A. Neil Pappalardo	2012	$240,000	$626,757	$0	$0	$866,757
Chairman and	2011	300,000	626,919	0	0	926,919
Director	2010	360,000	725,406	0	0	1,085,406

Lawrence A. Polimeno	2012	$180,000	$326,757	$94,593	$5,751	$607,101
Vice Chairman and	2011	180,000	426,919	126,322	5,866	739,107
Director	2010	180,000	525,406	129,077	5,328	839,811

Howard Messing	2012	$300,000	$826,757	$94,593	$5,751	$1,227,101
President, CEO and	2011	300,000	826,919	126,322	5,866	1,259,107
Director	2010	264,000	675,406	129,077	5,328	1,073,811

Barbara A. Manzolillo	2012	$252,000	$426,757	$94,593	$5,751	$779,101
Treasurer, CFO and	2011	252,000	426,919	126,322	5,866	811,107
Clerk	2010	228,000	375,406	129,077	5,328	737,811

Stuart N. Lefthes	2012	$252,000	$426,757	$94,593	$5,751	$779,101
Senior Vice President	2011	252,000	426,919	126,322	5,866	811,107
of Sales	2010	228,000	375,406	129,077	5,328	737,811

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

Compensation of Directors: During 2012 the members of the Board of Directors who were not Officers of MEDITECH received a fee of $8,000 for each quarterly meeting fully attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of MEDITECH.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2012 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	14,383,372	38.94%
MEDITECH Profit Sharing Trust*	4,925,009	13.33%
Morton E. Ruderman Estate	4,532,704	12.27%
Curtis W. Marble	3,500,000	9.48%
Grossman Group	2,061,144	5.58%
Lawrence A. Polimeno	970,000	2.63%
Edward B. Roberts	685,879	1.86%
Roland L. Driscoll	528,000	1.43%
Howard Messing	400,000	1.08%
Barbara A. Manzolillo	190,000	0.51%
Stuart N. Lefthes	113,000	0.31%
L. P. Dan Valente	100,000	0.27%
16 Directors and Officers as a Group*	17,747,451	48.05%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore has the power to vote its shares in addition to his own 9,458,363 shares. Likewise the number of shares indicated for the 16 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2012, the MEDITECH Profit Sharing Trust filed Forms 4 for its purchases of MEDITECH stock, but some of these filings were late. To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2012.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

A. Neil Pappalardo, Chairman and Director, purchased for cash from MEDITECH 25,000 shares of common stock at $37 per share in February 2010, 25,000 shares of common stock at $40 per share in February 2011, and 25,000 shares of common stock at $43 per share in February 2012.

Lawrence A. Polimeno, Vice Chairman and Director, purchased for cash from MEDITECH 8,000 shares of common stock at $37 per share in February 2010, 5,000 shares of common stock at $40 per share in February 2011, and 5,000 shares of common stock at $43 per share in February 2012

Howard Messing, President, Chief Executive Officer and Director, purchased for cash from MEDITECH 15,000 shares of common stock at $37 per share in February 2010, 15,000 shares of common stock at $40 per share in February 2011, and 12,000 shares of common stock at $43 per share in February 2012.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk, purchased for cash from MEDITECH 5,000 shares of common stock at $37 per share in February 2010, 5,000 shares of common stock at $40 per share in February 2011, and 5,000 shares of common stock at $43 per share in February 2012.

Stuart N. Lefthes, Senior Vice President of Sales, purchased for cash from MEDITECH 5,000 shares of common stock at $37 per share in February 2010, 5,000 shares of common stock at $40 per share in February 2011, and 5,000 shares of common stock at $43 per share in February 2012.

Item 14 - Principal Accountant Fees and Services

During 2012, audit and non-audit services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information and discussing various accounting, tax, and regulatory matters. Fees paid for such services for the three years ended December 31 are as follows:

	2010	2011	2012

Annual audit and quarterly reviews	$284,000	$304,800	$293,560
Audit related to Profit Sharing Trust	14,000	14,500	15,750
Tax or all other matters			11,290

	$298,000	$319,300	$320,600

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Howard Messing, Chief Executive Officer and President
(Signature)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 31, 2013
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2013.

A. Neil Pappalardo, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Howard Messing, President, CEO and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

L. P. Dan Valente, Director
(Signature)