Form 10-Q
period 2013-03-31
Medical Information Technology, Inc.
filed 2013-04-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2013

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

No public trading market exists for the registrant's common stock. There were 37,115,854 shares of Common Stock, $1.00 par value, outstanding at March 31, 2013.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet
December 31, 2012 and March 31, 2013

	Dec 31, 2012	Mar 31, 2013

Cash and equivalents	$55,248,919	$44,200,125
Marketable securities	329,655,272	362,547,820
Accounts receivable, net of reserve	53,006,948	57,748,084
Deferred taxes	9,457,643

Current assets	447,368,782	464,496,029

Computer equipment	14,245,358	14,556,626
Furniture and fixtures	64,611,731	65,958,075
Buildings	189,997,036	190,977,776
Land	40,329,565	40,329,565
Accumulated depreciation	(125,994,543)	(129,084,653)

Fixed assets	183,189,147	182,737,389

Other assets	16,630,096	16,107,304

Total assets	$647,188,025	$663,340,722

Accounts payable	$136,846	$450,042
Taxes payable	4,863,915	7,897,516
Accrued expenses	55,098,832	24,481,403
Deferred revenue	31,512,690	34,163,721
Deferred taxes		4,888,435

Current Liabilities	91,612,283	71,881,117

Tax reserves	17,779,175	18,020,425

Total liabilities	109,391,458	89,901,542

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 36,935,201
in 2012 and 37,115,854 in 2013	36,935,201	37,115,854
Additional paid-in capital	111,659,227	119,607,959
Retained income	333,185,351	340,963,050
Unrealized security gains, net of tax	56,016,788	75,752,317

Shareholder equity	537,796,567	573,439,180

Total liabilities and shareholder equity	$647,188,025	$663,340,722

Consolidated Income Statement
Three Months Ended on March 31, 2012 and 2013

	3 months	ended on
	Mar 31, 2012	Mar 31, 2013

Product revenue	$77,802,298	$78,059,537
Service revenue	68,063,869	73,123,520

Total revenue	145,866,167	151,183,057

Operations, development	68,609,731	73,609,607
Selling, G & A	30,474,937	31,963,147

Operating expense	99,084,668	105,572,754

Operating income	46,781,499	45,610,303

Other income	4,322,194	4,215,281
Other expense	1,494,468	1,439,486

Pretax income	49,609,225	48,386,098

State income tax	3,470,000	3,549,000
Federal income tax	15,296,000	9,358,000

Income tax	18,766,000	12,907,000

Net income	$30,843,225	$35,479,098

Change in net unrealized security gains	16,560,822	19,735,529

Comprehensive income	$47,404,047	$55,214,627

Consolidated Cash Flow Statement
Three Months Ended on March 31, 2012 and 2013

	3 months	ended on
	Mar 31, 2012	Mar 31, 2013

Net income	$30,843,225	$35,479,098
Depreciation expense	2,970,808	3,090,110
Reversal of prior write-down	(247,600)
Gain on sale of marketable security	(244,915)
Deferred taxes on unrealized security gain	(328,063)	(13,157,019)
Change in accounts receivable, net of reserve	11,099,375	(4,741,136)
Change in accounts payable	205,338	313,196
Change in taxes payable	10,912,930	3,033,601
Change in accrued expenses	(28,006,872)	(30,617,429)
Change in deferred revenue	2,264,146	2,651,031
Change in deferred taxes	(1,776,878)	14,346,078
Change in tax reserves	375,000	241,250

Net cash from operations	28,066,494	10,638,780

Purchases of marketable securities	(20,783,949)
Sales of marketable securities	1,199,800
Purchases of fixed assets	(1,874,406)	(2,638,352)
Change in other assets	519,942	522,792

Net cash used in investing	(20,938,613)	(2,115,560)

Sales of common stock	10,485,679	8,129,385
Dividends paid	(26,309,771)	(27,701,399)

Net cash used in financing	(15,824,092)	(19,572,014)

Net change in cash and equivalents	(8,696,211)	(11,048,794)
Cash and equivalents at beginning	59,847,020	55,248,919

Cash and equivalents at end	$51,150,809	$44,200,125

Notes To Consolidated Financial Statements

Note 1. Significant Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 included in MEDITECH's Form 10-K filed on January 31, 2013. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

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

The following table indicates the cost net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's securities. The unrealized gains and the unrealized losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized losses as of March 31, 2013 and has concluded that the unrealized losses are temporary in nature.

	Dec 31, 2012	Mar 31, 2013

Cost net of write-downs	$272,879,085	$272,879,085
Unrealized gains	58,012,812	90,175,220
Unrealized losses	(1,236,625)	(506,485)

Fair market value	$329,655,272	$362,547,820

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its March 31, 2013 carrying value.

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

Note 4. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. They also relate to the increase in fair market value over the cost basis of marketable securities. Tax reserves relate to the uncertainty of domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2010 through 2012 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

No research tax credit was taken in 2012. The amount recently reinstated for all of 2012 has been reflected in the 1st quarter of 2013 which has significantly reduced the effective tax rate.

Note 5. Earnings Per Share

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

	3 months	ended on
	Mar 31, 2012	Mar 31, 2013

Net income	$30,843,225	$35,479,098
Average number of shares	36,703,917	37,055,636
Earnings per share	$0.84	$0.96

Note 6. Comprehensive Income Presentation

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

Note 7. Segment Reporting

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

	3 months	ended on
	Mar 31, 2012	Mar 31, 2013

United States	91%	88%
Canada	7%	10%
All others	2%	2%

Note 8. Goodwill and Intangible Assets

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

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Mar 31, 2012	Mar 31, 2013	Change

Total revenue	$145,866,167	$151,183,057	3.6%
Operating income	46,781,499	45,610,303	(2.5%)
Net income	30,843,225	35,479,098	15.0%
Average number of shares	36,703,917	37,055,636	1.0%
Earnings per share	$0.84	$0.96	13.9%
Cash dividends per share	$0.72	$0.75	4.2%

Total revenue from both existing and new customers increased by $5.3 million. The increase was composed of $0.3 million in additional product revenue and $5.0 million in additional service revenue.

Operating expense increased by $6.5 million or 6.5% due primarily to additional staff related expenses. The resultant operating income decreased by $1.2 million.

Other income and other expense remained essentially the same. The resultant pretax income decreased by $1.2 million or 2.5%.

MEDITECH's effective tax rate decreased from 37.8% to 26.7% due primarily to the current period's inclusion of 2012's research tax credit. Net income increased by $6.6 million due primarily to lower taxes.

Financial Condition	Dec 31, 2012	Mar 31, 2013

Working capital	$355,756,499	$392,614,912
Total assets	647,188,025	663,340,722
Total liabilities	109,391,458	89,901,542
Shareholder equity	537,796,567	573,439,180
Outstanding number of shares	36,935,201	37,115,854
Shareholder equity per share	$14.56	$15.45

Taxes payable increased by $3.0 million during the quarter primarily as a result of the federal tax payment schedule which calls for payment of both the first and second quarter's estimated tax expense during the second quarter.

Accrued expenses decreased by $30.6 million during the quarter primarily as a result of the payment of $47.6 million in bonuses applicable to 2012, offset by the accrual of $15.9 million in bonus expenses applicable to 2013.

Deferred taxes changed from an asset to a liability, a difference of $14.3 million, during the quarter as a result of an increase in fair market value of marketable securities.

At March 31, 2013 MEDITECH's cash, cash equivalents and marketable securities totaled $406.7 million. Marketable securities consisted of preferred and common equities. For the first three months of 2013 cash flow from operations was $10.6 million, cash flow used in investing was $2.1 million and cash flow used in financing was $19.6 million. The payment of $27.7 million in dividends to shareholders was the primary use of cash generated by operating activities during the first three months.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2013 was $573.4 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at March 31, 2013 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 1st quarter of 2013. However, during the 1st quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 1,513 shares in February at $45 per share and 502,600 shares in March at $45 per share for a total of $22,685,085.

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

April 30, 2013
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)