Form 10-Q
period 2013-06-30
Medical Information Technology, Inc.
filed 2013-07-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2013

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

No public trading market exists for the registrant's common stock. There were 37,115,854 shares of Common Stock, $1.00 par value, outstanding at June 30, 2013.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet
December 31, 2012 and June 30, 2013

	Dec 31, 2012	Jun 30, 2013

Cash and equivalents	$55,248,919	$37,856,649
Marketable securities	329,655,272	382,963,031
Accounts receivable, net of reserve	53,006,948	53,316,008
Deferred taxes	9,457,643

Current assets	447,368,782	474,135,688

Computer equipment	14,245,358	12,561,836
Furniture and fixtures	64,611,731	64,300,809
Buildings	189,997,036	192,247,731
Land	40,329,565	40,313,565
Accumulated depreciation	(125,994,543)	(126,781,695)

Fixed assets	183,189,147	182,642,246

Other assets	16,630,096	15,584,512

Total assets	$647,188,025	$672,362,446

Accounts payable	$136,846	$836,945
Taxes payable	4,863,915	1,972,391
Accrued expenses	55,098,832	38,824,207
Deferred revenue	31,512,690	33,714,219
Deferred taxes		5,926,031

Current Liabilities	91,612,283	81,273,793

Tax reserves	17,779,175	17,806,675

Total liabilities	109,391,458	99,080,468

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 36,935,201
in 2012 and 37,115,854 in 2013	36,935,201	37,115,854
Additional paid-in capital	111,659,227	119,607,959
Retained income	333,185,351	341,320,666
Unrealized security gains, net of tax	56,016,788	75,237,499

Shareholder equity	537,796,567	573,281,978

Total liabilities and shareholder equity	$647,188,025	$672,362,446

Consolidated Income Statement
Three and Six Months Ended on June 30, 2012 and 2013

	3 months	ended on	6 months	ended on
	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013

Product revenue	$79,070,317	$68,999,904	$156,872,615	$147,059,441
Service revenue	69,934,433	75,033,890	137,998,302	148,157,410

Total revenue	149,004,750	144,033,794	294,870,917	295,216,851

Operations, development	70,393,816	74,125,498	139,003,547	147,735,104
Selling, G & A	30,699,435	29,522,982	61,174,372	61,486,130

Operating expense	101,093,251	103,648,480	200,177,919	209,221,234

Operating income	47,911,499	40,385,314	94,692,998	85,995,617

Other income	7,045,297	4,356,941	11,367,491	8,572,222
Other expense	1,547,608	1,357,747	3,042,076	2,797,233

Pretax income	53,409,188	43,384,508	103,018,413	91,770,606

State income tax	3,580,000	2,820,000	7,050,000	6,369,000
Federal income tax	16,032,000	12,370,000	31,328,000	21,728,000

Income tax	19,612,000	15,190,000	38,378,000	28,097,000

Net income	$33,797,188	$28,194,508	$64,640,413	$63,673,606

Change in net unrealized security gains	3,041,133	(514,818)	19,601,955	19,220,711

Comprehensive income	$36,838,321	$27,679,690	$84,242,368	$82,894,317

Consolidated Cash Flow Statement
Six Months Ended on June 30, 2012 and 2013

	6 months	ended on
	Jun 30, 2012	Jun 30, 2013

Net income	$64,640,413	$63,673,606
Depreciation expense	6,009,372	6,210,620
Reversal of prior write-down	(1,114,263)
Gain on sale of marketable security	(2,932,056)	(5,810)
Gain on sale of fixed assets		(44,000)
Deferred taxes on unrealized security gain	(2,933,260)	(13,998,556)
Change in accounts receivable, net of reserve	12,140,038	(309,060)
Change in accounts payable	137,576	700,099
Change in taxes payable	1,322,082	(2,891,524)
Change in accrued expenses	(12,946,322)	(16,274,625)
Change in deferred revenue	3,116,101	2,201,529
Change in deferred taxes	557,376	15,383,674
Change in tax reserves	347,218	27,500

Net cash from operations	68,344,275	54,673,453

Purchases of marketable securities	(51,685,575)	(20,937,683)
Sales of marketable securities	19,719,148	855,001
Purchases of fixed assets	(4,161,713)	(5,679,719)
Sales of fixed assets		60,000
Change in other assets	1,039,884	1,045,584

Net cash used in investing	(35,088,256)	(24,656,817)

Sales of common stock	10,485,679	8,129,385
Dividends paid	(52,795,118)	(55,538,291)

Net cash used in financing	(42,309,439)	(47,408,906)

Net change in cash and equivalents	(9,053,420)	(17,392,270)
Cash and equivalents at beginning	59,847,020	55,248,919

Cash and equivalents at end	$50,793,600	$37,856,649

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

The following table indicates the cost net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's securities. The unrealized gains and the unrealized losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized losses as of June 30, 2013 and has concluded that the unrealized losses are temporary in nature.

	Dec 31, 2012	Jun 30, 2013

Cost net of write-downs	$272,879,085	$292,967,578
Unrealized gains	58,012,812	90,108,253
Unrealized losses	(1,236,625)	(112,800)

Fair market value	$329,655,272	$382,963,031

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its June 30, 2013 carrying value.

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

Note 5. Earnings Per Share

MEDITECH follows the provisions of ASC 260-10, Earnings per Share, which requires reporting both basic and diluted earnings per share. MEDITECH has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period. The increase in the average number of shares reflects the annual issuance of shares sold to staff members in February pursuant to the 2004 Stock Purchase Plan and contributed to the MEDITECH Profit Sharing Trust in December.

	3 months	ended on	6 months	ended on
	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013

Net income	$33,797,188	$28,194,508	$64,640,413	$63,673,606
Average number of shares	36,744,559	37,085,745	36,744,559	37,085,745
Earnings per share	$0.92	$0.76	$1.76	$1.72

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

	3 months	ended on	6 months	ended on
	Jun 30, 2012	Jun 30, 2013	Jun 30, 2012	Jun 30, 2013

United States	91%	89%	91%	89%
Canada	8%	10%	8%	10%
All others	1%	1%	1%	1%

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

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2012	Jun 30, 2013	Change

Total revenue	$149,004,750	$144,033,794	(3.3%)
Operating income	47,911,499	40,385,314	(15.7%)
Net income	33,797,188	28,194,508	(16.6%)
Average number of shares	36,744,559	37,085,745	0.9%
Earnings per share	$0.92	$0.76	(17.3%)
Cash dividends per share	$0.72	$0.75	4.2%

Total revenue from both existing and new customers decreased by $5.0 million. The decrease was composed of a $10.1 million reduction in product revenue offset by a $5.1 million addition in service revenue.

Operating expense increased by $2.6 million or 2.5% due primarily to additional staff related expenses. The resultant operating income decreased by $7.5 million.

Other income decreased by $2.7 million due primarily to the prior period's investment gain. Other expense decreased $0.2 million. The resultant pretax income decreased by $10.0 million or 18.8%.

MEDITECH's effective tax rate decreased from 36.7% to 35.0% due primarily to the current period's inclusion of research tax credit. Net income decreased by $5.6 million due primarily to lower operating profit partially offset by lower taxes.

Operating	6 months	ended on	Percent
Results	Jun 30, 2012	Jun 30, 2013	Change

Total revenue	$294,870,917	$295,216,851	0.1%
Operating income	94,692,998	85,995,617	(9.2%)
Net income	64,640,413	63,673,606	(1.5%)
Average number of shares	36,744,559	37,085,745	0.9%
Earnings per share	$1.76	$1.72	(2.4%)
Cash dividends per share	$1.44	$1.50	4.2%

Total revenue from both existing and new customers increased by $0.3 million. The increase was composed of a $9.8 million reduction in product revenue offset by a $10.1 million addition in service revenue.

Operating expense increased by $9.0 million or 4.5% due primarily to additional staff related expenses. The resultant operating income decreased by $8.7 million.

Other income decreased by $2.8 million due primarily to the prior period's investment gain. Other expense decreased $0.2 million. The resultant pretax income decreased by $11.2 million or 10.9%.

MEDITECH's effective tax rate decreased from 37.3% to 30.6% due primarily to the current period's inclusion of 2012's research tax credit. Net income decreased by $1.0 million due primarily to lower operating profit mostly offset by lower taxes.

Financial Condition	Dec 31, 2012	Jun 30, 2013

Working capital	$355,756,499	$392,861,895
Total assets	647,188,025	672,362,446
Total liabilities	109,391,458	99,080,468
Shareholder equity	537,796,567	573,281,978
Outstanding number of shares	36,935,201	37,115,854
Shareholder equity per share	$14.56	$15.45

Accrued expenses decreased by $16.3 million during the period primarily as a result of the payment of $47.6 million in bonuses applicable to 2012, offset by the accrual of $29.4 million in bonus expenses applicable to 2013.

Deferred taxes changed from an asset to a liability, a difference of $15.4 million, during the period as a result of an increase in fair market value of marketable securities.

At June 30, 2013 MEDITECH's cash, cash equivalents and marketable securities totaled $420.8 million. Marketable securities consisted of preferred and common equities. For the first six months of 2013 cash flow from operations was $54.7 million, cash flow used in investing was $24.7 million and cash flow used in financing was $47.4 million. The payment of $55.5 million in dividends to shareholders was the primary use of cash generated by operating activities during the first six months.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2013 was $573.3 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at June 30, 2013 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 2nd quarter of 2013. However, during the 2nd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 1,510 shares in April at $45 per share, 1,155 shares in May at $45 per share and 3,145 shares in June at $45 per share for a total of $261,450.

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

July 31, 2013
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)