Form 10-Q
period 2013-09-30
Medical Information Technology, Inc.
filed 2014-09-25
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

No public trading market exists for the registrant's common stock. There were 37,115,854 shares of Common Stock, $1.00 par value, outstanding at September 30, 2013.

Part I - Financial Information

Item 1 - Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet
December 31, 2012 and September 30, 2013

	Dec 31, 2012	Sep 30, 2013

Cash and equivalents	$55,248,919	$36,091,921
Marketable securities	329,655,272	367,268,049
Trade receivables, net of reserve	48,250,846	51,238,187
Other receivables and prepaid	4,756,102	13,899,226
Deferred taxes	9,457,643

Current assets	447,368,782	468,497,383

Computer equipment	14,245,358	13,065,949
Furniture and fixtures	64,611,731	66,582,357
Buildings	189,997,036	218,063,559
Land	40,329,565	42,863,565
Accumulated depreciation	(125,994,543)	(130,048,314)

Fixed assets	183,189,147	210,527,116

Other assets	16,630,096	15,085,833
Deferred taxes		7,215,322

Total assets	$647,188,025	$701,325,654

Accounts payable	$136,846	$729,962
Taxes payable	4,863,915	0
Accrued expenses	55,098,832	53,074,077
Deferred revenue	31,512,690	47,704,679
Deferred Taxes		9,296,565

Current Liabilities	91,612,283	110,805,283

Tax reserves	17,779,175	20,925,288

Total liabilities	109,391,458	131,730,571

Common stock, $1.00 par value,
authorized 40,000,000 shares,
issued and outstanding 36,935,201
in 2012 and 37,115,854 in 2013	36,935,201	37,115,854
Additional paid-in capital	111,659,227	119,607,959
Retained income	333,185,351	345,290,740
Unrealized security gains, net of tax	56,016,788	67,580,530

Shareholder equity	537,796,567	569,595,083

Total liabilities and shareholder equity	$647,188,025	$701,325,654

Consolidated Income Statement
Three and Nine Months Ended on September 30, 2012 and 2013

	3 months	ended on	9 months	ended on
	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013

Product revenue	$80,375,465	$61,638,654	$237,248,080	$208,698,095
Service revenue	71,735,490	76,782,991	209,733,792	224,940,401

Total revenue	152,110,955	138,421,645	446,981,872	433,638,496

Operations, development	71,576,983	67,524,187	210,580,530	215,259,291
Selling, G & A	31,165,151	31,801,269	92,339,523	93,287,399

Operating expense	102,742,134	99,325,456	302,920,053	308,546,690

Operating income	49,368,821	39,096,189	144,061,819	125,091,806

Other income	7,879,766	7,556,352	19,247,257	16,128,574
Other expense	1,532,981	1,670,641	4,575,057	4,467,874

Pretax income	55,715,606	44,981,900	158,734,019	136,752,506

State income tax	4,420,000	837,363	11,470,000	7,206,363
Federal income tax	17,392,000	12,337,569	48,720,000	34,065,569

Income tax	21,812,000	13,174,932	60,190,000	41,271,932

Net income	$33,903,606	$31,806,968	$98,544,019	$95,480,574

Change in net unrealized gains	115,649	(7,656,970)	19,717,604	11,563,741

Comprehensive income	$34,019,255	$24,149,998	$118,261,623	$107,044,315

Consolidated Cash Flow Statement
Nine Months Ended on September 30, 2012 and 2013

	9 months	ended on
	Sep 30, 2012	Sep 30, 2013

Net income	$98,544,019	$95,480,574
Depreciation expense	8,891,803	9,477,241
Gain on sale of marketable security	(11,061,656)	(2,544,113)
Gain on sale of fixed assets		(44,000)
Deferred taxes on unrealized security gain	(5,379,213)
Change in trade receivables, net of reserve	10,234,782	(2,987,340)
Change in other receivables and prepaid	636,827	(6,880,736)
Change in accounts payable	1,571,115	593,116
Change in taxes payable	(42,857)	(7,126,306)
Change in accrued expenses	2,269,227	(2,024,755)
Change in deferred revenue	(5,793,073)	16,191,989
Change in deferred taxes	4,119,386	952,774
Change in tax reserves	702,034	3,146,113

Net cash from operations	104,692,395	104,234,557

Purchases of marketable securities	(70,191,915)	(20,937,683)
Sales of marketable securities	36,352,980	8,018,872
Purchases of fixed assets	(19,660,444)	(36,831,210)
Sales of fixed assets		60,000
Change in other assets	1,559,826	1,544,263

Net cash used in investing	(51,939,553)	(48,145,758)

Sales of common stock	10,485,679	8,129,385
Dividends paid	(79,280,458)	(83,375,182)

Net cash used in financing	(68,794,779)	(75,245,797)

Net change in cash and equivalents	(16,041,939)	(19,156,998)
Cash and equivalents at beginning	59,847,020	55,248,919

Cash and equivalents at end	$43,805,081	$36,091,921

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

Revenue Recognition Adjustments

MEDITECH evaluated the accounting for revenue recognition and subsequently determined certain revenues and associated expenses, including other identified errors, were not calculated correctly. Such cumulative errors were not material on a quantitative or qualitative basis using both the roll-over and iron-curtain methods as defined in SAB No. 108. At September 30, 2013 the error correction amounted to adjustments to total revenue, operating expense, pretax income and net income and is not considered material to current or prior consolidated financial statements. Such error correction adjustments are as follows.

Error Correction	3 months ended	9 months ended
Adjustments	Sep 30, 2013	Sep 30, 2013

Total Revenue	(5,456,000)	(17,263,000)
Operating Expense	(5,049,000)	(4,963,000)
Pretax Income	(412,000)	(12,305,000)
Net Income	1,303,000	(4,928,000)

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

The following table indicates the cost net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's securities. The unrealized gains and the unrealized losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized losses as of September 30, 2013 and has concluded that the unrealized losses are temporary in nature.

	Dec 31, 2012	Sep 30, 2013

Cost net of write-downs	$272,879,085	$288,342,010
Unrealized gains	58,012,812	79,696,811
Unrealized losses	(1,236,625)	(770,772)

Fair market value	$329,655,272	$367,268,049

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its September 30, 2013 carrying value.

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

MEDITECH follows the provisions of ASC 350-20-35 Intangibles and Goodwill Impairment Evaluation - Qualitative Testing. MEDITECH annually assesses qualitative factors of its goodwill and intangible assets for impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The evaluation assesses all relevant economic, industry, regulatory, and legal facts and circumstances as well as overall performance. If, after assessing the totality of such facts and circumstances, MEDITECH determines that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further goodwill impairment testing is necessary.

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

No R&D tax credit was taken in 2012. The amount recently reinstated for all of 2012 has been reflected in the 1st quarter of 2013 which has significantly reduced the effective tax rate.

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

	3 months	ended on	9 months	ended on
	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013

Net income	$33,903,606	$31,806,968	$98,544,019	$95,480,574
Average number of shares	36,758,106	37,095,781	36,758,106	37,095,781
Earnings per share	$0.92	$0.86	$2.68	$2.57

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

	3 months	ended on	9 months	ended on
	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013

Change in unrealized holding gains	$438,953	($6,102,986)	$20,040,908	$13,117,724
Reclassification of realized gains	(323,304)	(1,553,983)	(323,304)	(1,553,983)

Change in net unrealized gains	$115,649	($7,656,970)	$19,717,604	$11,563,741

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

	3 months	ended on	9 months	ended on
	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013

United States	90%	89%	91%	89%
Canada	9%	10%	8%	10%
All others	1%	1%	1%	1%

Note 8. Recent Accounting Pronouncement

In May 2014, the FASB issued updated accounting guidance on revenue recognition. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on January 1, 2017. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2012	Sep 30, 2013	Change

Total revenue	$152,110,955	$138,421,645	(9.0%)
Operating income	49,368,821	39,096,189	(20.8%)
Net income	33,903,606	31,806,968	(6.2%)
Average number of shares	36,758,106	37,095,781	0.9%
Earnings per share	$0.92	$0.86	(7.0%)
Cash dividends per share	$0.72	$0.75	4.2%

Total revenue from both existing and new customers decreased by $13.7 million. The decrease was composed of a $18.7 million reduction in product revenue offset by a $5.0 million addition in service revenue.

Operating expense decreased by $3.4 million or 3.3% due primarily to a reduction of staff related expenses. The resultant operating income decreased by $10.3 million.

Other income decreased by $0.3 million due primarily to the prior period's investment gain. Other expense increased $0.1 million. The resultant pretax income decreased by $10.7 million or 19.3%.

MEDITECH's effective tax rate decreased from 39.1% to 29.3% due primarily to the reduced investment gain tax and the current period's inclusion of R&D tax credit. Net income decreased by $2.1 million due primarily to lower operating profit partially offset by lower taxes.

Operating	9 months	ended on	Percent
Results	Sep 30, 2012	Sep 30, 2013	Change

Total revenue	$446,981,872	$433,638,496	(3.0%)
Operating income	144,061,810	125,091,806	(13.2%)
Net income	98,544,019	95,480,574	(3.1%)
Average number of shares	36,758,106	37,095,781	0.9%
Earnings per share	$2.68	$2.57	(4.0%)
Cash dividends per share	$2.16	$2.25	4.2%

Total revenue from both existing and new customers decreased by $13.3 million. The decrease was composed of a $28.6 million reduction in product revenue offset by a $15.3 million addition in service revenue.

Operating expense increased by $5.6 million or 1.9% due primarily to additional staff related expenses. The resultant operating income decreased by $19.0 million.

Other income decreased by $3.1 million due primarily to the prior period's investment gain. Other expense decreased $0.1 million. The resultant pretax income decreased by $22.0 million or 13.8%.

MEDITECH's effective tax rate decreased from 37.9% to 30.2% due primarily to the current period's inclusion of 2012's R&D tax credit. Net income decreased by $3.1 million due primarily to lower operating profit mostly offset by lower taxes.

Financial Condition	Dec 31, 2012	Sep 30, 2013

Working capital	$355,756,499	$357,692,100
Total assets	647,188,025	701,325,654
Total liabilities	109,391,458	131,730,571
Shareholder equity	537,796,567	569,595,083
Outstanding number of shares	36,935,201	37,115,854
Shareholder equity per share	$14.56	$15.35

Other receivables and prepaid, taxes payable and deferred revenue have all changed in concert with revisions to the composition of certain revenue and associated expense.

Accrued expenses decreased by $2.0 million during the period primarily as a result of the payment of $47.6 million in bonuses applicable to 2012, offset by the accrual of $44.0 million in bonus expenses applicable to 2013.

Deferred taxes changed from a net asset to a net liability, a difference of $11.5 million, during the period primarily as a result of an increase in fair market value of marketable securities.

At September 30, 2013 MEDITECH's cash, cash equivalents and marketable securities totaled $403.4 million. Marketable securities consisted of preferred and common equities. For the first nine months of 2013 cash flow from operations was $104.2 million, cash flow used in investing was $48.1 million and cash flow used in financing was $75.2 million. The payment of $83.4 million in dividends to shareholders was the primary use of cash generated by operating activities during the first nine months.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2013 was $569.6 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, and due to the material weakness in internal control over financial reporting as described below, MEDITECH'S disclosure controls and procedures were not effective as of September 30, 2013 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

A material weakness is defined as deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In particular, MEDITECH lacked a sufficiently defined revenue recognition policy and verification system along with an insufficient level of oversight, which resulted in errors in its historical financial statements. The impact of the revenue recognition errors and other errors on prior period consolidated financial statements was not material and is being corrected in the current period financial statements.

MEDITECH has developed and implemented a remediation plan to address the material weakness and continues to refine the standardization of a detailed verification process before revenue is recognized. Staff education and software system modifications have been included to reinforce controls. MEDITECH continues to monitor its remediation plans, development and deployment. MEDITECH expects all design and process changes to rectify its internal controls over revenue recognition to be completed by the end of 2014. In the interim, manual processes are being used to augment internal controls.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3rd quarter of 2013. However, during the 3rd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 50 shares in July at $45 per share, 1,652 shares in August at $45 per share and 4,345 shares in September at $45 per share for a total of $272,115.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

In October 2013, we discovered certain errors in our revenue recognition practices which affected our reported revenues and related expenses. Upon learning of these errors, we worked with the Audit Committee of MEDITECH's Board of Directors, an independent consultant and MEDITECH's independent registered public accounting firm to determine what changes, if any, to MEDITECH's accounting practices were appropriate. This was recently concluded and we are implementing changes to our revenue recognition practices and our internal controls over financial reporting as described in Part I, Item 4. As a result of this, we were delayed in filing our Form 10-Q for the quarter ended September 30, 2013, our Form 10-K for the year ended December 31, 2013 and will be delayed in filing our Form 10-Q for the first and second quarters of 2014.

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

September 25, 2014
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)