Form 10-K
period 2013-12-31
Medical Information Technology, Inc.
filed 2014-09-25
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

No public trading market exists for the registrant's common stock. There were 37,140,854 shares of common stock, $1.00 par value, outstanding at December 31, 2013.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture, license and support computer software products for the hospital market. For 2013 on a consolidated basis combined product and service revenue was $579.6M, operating income was $163.6M and net income was $133.3M. Product bookings were $199.6M and the resultant year-end product backlog was $189.1M. By year-end MEDITECH had 4,068 staff members, and over 2,400 active hospital sites throughout the United States, Canada and the United Kingdom.

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

PRODUCT DEVELOPMENT

Most of the product development staff is working on the incremental evolution of the current product lines, as well as the creation of new products each year. The rest of the staff is developing a set of replacement products utilizing a new software technology. Approximately every ten years, MEDITECH introduces the next generation of products based on the new software technology and gradually updates existing customers.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 250 hospitals and has been MEDITECH's largest customer for many years. HCA represented 8% of MEDITECH revenues in 2013.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At year-end 2013 MEDITECH owned 11 facilities containing almost 1.5 million square feet of office space, all being well maintained Class A properties, 8 in the greater Boston area, 1 in Atlanta and 2 in the Minneapolis area. MEDITECH occupies 82% of the space and the remainder is leased to various tenants. Meditech purchased an older facility in late 2012, which is currently being completely renovated, and will be put to use in 2014. A new facility was purchased and put to use in late 2013. MEDITECH has adequate space for its reasonable needs in the near future.

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

During 2013 MEDITECH did not repurchase any of its shares of common stock. However, during 2013 the MEDITECH Profit Sharing Trust purchased 29,357 shares at $45.00 per share from existing shareholders in individual private transactions for an aggregate consideration of $1,321,065. In addition, during 2013 the Trust purchased 655,555 shares at $45.00 per share from the charitable trusts of two MEDITECH founders for an aggregate consideration of $29,499,975.

During February 2013 pursuant to the 2004 Stock Purchase Plan, MEDITECH sold 180,653 shares of its common stock at $45 per share to certain staff members for an aggregate consideration of $8,129,385.

During December 2013 Meditech contributed $10,875,000 in cash and 25,000 shares of stock valued at $1,125,000 to the MEDITECH Profit Sharing Trust.

At December 31, 2013, there were 2,128 shareholders of record of MEDITECH's common stock and 37,140,854 shares outstanding. MEDITECH has paid quarterly cash dividends continuously since 1980. Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

MEDITECH's financial statements are presented on a consolidated basis in this 10-K. The results include the effect of the 1st quarter 2011 acquisition of LSS. Selected financial data for the past 5 years ended December 31 are as follows:

	2009	2010	2011	2012	2013

Full Year Operations:
Total revenue	$393,025,014	$459,098,488	$545,224,384	$597,838,787	$579,645,457
Operating income	119,889,942	154,766,067	182,985,224	191,605,850	163,615,515
Net income	81,833,331	108,825,304	124,001,302	130,546,535	133,328,172
Average shares	35,709,926	36,055,853	36,411,749	36,777,380	37,102,883
Net income/share	$2.29	$3.02	$3.41	$3.55	$3.59
Year End Position:
Total assets	$466,679,816	$522,481,622	$596,101,938	$647,188,025	$716,476,005
Total liabilities	86,279,501	95,301,123	110,161,795	109,391,458	130,231,196
Shareholder equity	380,400,315	427,180,499	485,940,143	537,796,567	586,244,809
Shares outstanding	35,822,426	36,186,164	36,541,348	36,935,201	37,140,854
Shareholder equity/share	$10.62	$11.81	$13.30	$14.56	$15.78
Other Financial Data:
Working capital	$204,084,814	$253,946,911	$311,334,321	$355,756,499	$366,107,324
Operating cash flow	104,412,485	128,263,540	140,922,586	139,841,329	130,019,640
Depreciation expense	9,916,865	9,880,412	10,740,217	11,810,960	12,934,306
Cash dividends/share	$2.52	$2.40	$2.68	$2.88	$3.00

Item 7 - Management's Discussion and Analysis of Operating Results and Financial Condition

As stated in Note 1 to the audited financial statements included in this report, MEDITECH has concluded that the revenue recognition adjustments described in Note 1 are not material to MEDITECH's current or prior consolidated financial statements. MEDITECH previously provided unaudited preliminary results to shareholders and will provide to shareholders a reconciliation of those preliminary results to the audited financial statements.

Comparison of Fiscal Years ended December 31, 2012 and 2013:

Total revenue from both existing and new customers decreased $18.2 million or 3.0% from $597.8 million in 2012 to $579.6 million in 2013. It was composed of a $38.1 million reduction in product revenue offset by a $19.9 million addition in service revenue.

Operating expense increased $9.8 million or 2.4% from $406.2 million in 2012 to $416.0 million in 2013 due primarily to staff, marketing initiatives and building related costs. The resultant operating income decreased $28.0 million or 14.6% from $191.6 million in 2012 to $163.6 million in 2013.

Other income increased $4.2 million due primarily to investment gains exceeding the prior period gains. Other expense increased by $1.0 million. The resultant pretax income decreased $24.8 million or 11.7% from $212.1 million in 2012 to $187.3 million in 2013.

MEDITECH's effective tax rate decreased from 38.5% in 2012 to 28.8% in 2013 due primarily to the reduced investment gain tax and the inclusion of 2012 R&D tax credit. The resultant net income increased $2.8 million or 2.1% from $130.5 million in 2012 to $133.3 million in 2013.

Comparison of Fiscal Years ended December 31, 2011 and 2012:

Total revenue from both existing and new customers increased $52.6 million or 9.7% from $545.2 million in 2011 to $597.8 million in 2012. It was composed of $28.1 million in additional product revenue and $24.5 million in additional service revenue.

Operating expense increased $44.0 million or 12.1% from $362.2 million in 2011 to $406.2 million in 2012 due primarily to additional staff related and legal costs. The resultant operating income increased $8.6 million or 4.7% from $183.0 million in 2011 to $191.6 million in 2012.

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

Financial Condition:

Other receivables and prepaid deposits, Taxes payable and Deferred revenue have all changed in concert with revisions to the composition of certain revenues and associated expenses.

Deferred taxes changed from a net asset to a net liability, a difference of $21.2 million, during the period primarily as a result of an increase in fair market value of marketable securities.

At December 31, 2013 MEDITECH's cash, cash equivalents and marketable securities totaled $416.5 million. Marketable securities consisted of preferred and common equities. During 2013 cash flow from operations was $130.0 million, cash flow used in investing was $39.7 million and cash flow used in financing was $103.1 million. The payment of $111.2 million in dividends to shareholders was the primary use of cash generated by operating activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2013 was $586.2 million. During 2013 management expended $46.2 million for updated facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Critical Accounting Policies:

All of our significant accounting policies are described in the notes to the consolidated financial statements included in Item 8 of this report. We believe four of these constitute our most critical policies requiring estimates and judgments by management which are significant in terms of materiality. Reference Note 1(a) for revenue recognition, Note 2 for marketable securities, Note 3 for doubtful account reserve and Notes 4, 8, 12 and 13 for income taxes.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with equity securities is disclosed in Note 2 to the Consolidated Financial Statements.

Item 8 - Financial Statements and Supplementary Data

Consolidated Financial Statements of Medical Information Technology, Inc.
As of December 31, 2011, 2012 and 2013
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medical Information Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Medical Information Technology, Inc. as of December 31, 2011, 2012 and 2013, and the related consolidated statements of income and comprehensive income, shareholder equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Information Technology, Inc. at December 31, 2011, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP
Boston, Massachusetts
September 25, 2014

Consolidated Balance Sheets
as of December 31, 2011, 2012 and 2013

	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013

Cash and equivalents	$59,847,020	$55,248,919	$42,481,997
Marketable securities	277,354,769	329,655,272	374,023,591
Trade receivables, net of reserve	56,059,016	48,250,846	50,638,740
Other receivables and prepaid	5,221,320	4,756,102	10,681,915
Deferred taxes	10,449,954	9,457,643

Current assets	408,932,079	447,368,782	477,826,243

Computer equipment	12,455,809	14,245,358	13,416,004
Furniture and fixtures	53,816,542	64,611,731	67,845,622
Buildings	183,411,627	189,997,036	225,948,241
Land	35,329,565	40,329,565	42,730,565
Accumulated depreciation	(116,553,548)	(125,994,543)	(133,505,381)

Fixed assets	168,459,995	183,189,147	216,435,051

Other assets	18,709,864	16,630,096	15,317,332
Deferred Taxes			6,897,379

Total assets	$596,101,938	$647,188,025	$716,476,005

Accounts payable	$326,281	$136,846	$1,534,485
Taxes payable	5,213,475	4,863,915	2,054,703
Accrued expenses	51,027,125	55,098,832	53,976,811
Deferred revenue	41,030,877	31,512,690	35,503,326
Deferred taxes			18,649,594

Current liabilities	97,597,758	91,612,283	111,718,919

Tax reserves	12,564,037	17,779,175	18,512,277

Total liabilities	110,161,795	109,391,458	130,231,196

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
36,541,348 shares in 2011, 36,935,201 shares
in 2012 and 37,140,854 shares in 2013	36,541,348	36,935,201	37,140,854
Additional paid-in capital	94,817,401	111,659,227	120,707,959
Retained income	308,404,621	333,185,351	355,301,450
Unrealized security gains, net of tax	46,176,773	56,016,788	73,094,546

Shareholder equity	485,940,143	537,796,567	586,244,809

Total liabilities and shareholder equity	$596,101,938	$647,188,025	$716,476,005

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income and Comprehensive Income
for the Years Ended December 31, 2011, 2012 and 2013

	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013

Product revenue	$288,351,034	$316,421,596	$278,319,450
Service revenue	256,873,350	281,417,191	301,326,007

Total revenue	545,224,384	597,838,787	579,645,457

Operations, development	245,924,776	283,479,355	292,369,166
Selling, G & A	116,314,384	122,753,583	123,660,776

Operating expense	362,239,160	406,232,938	416,029,942

Operating income	182,985,224	191,605,849	163,615,515

Other income	15,923,805	26,520,935	30,736,707
Other expense	7,001,738	6,021,904	7,028,101

Pretax income	191,907,291	212,104,880	187,324,121

State income tax	12,980,841	15,422,805	8,015,067
Federal income tax	54,925,148	66,135,540	45,980,882

Income tax	67,905,989	81,558,345	53,995,949

Net income	$124,001,302	$130,546,535	$133,328,172

Change in net unrealized gains	17,642,621	9,840,015	17,077,757

Comprehensive income	$141,643,923	$140,386,550	$150,405,929

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholder Equity
for the Years Ended December 31, 2011, 2012 and 2013

	Common Stock Paid-in capital	Retained income	Other Comprehensive	Shareholder equity

Balance, December 31, 2010	$116,791,389	$281,854,958	$28,534,152	$427,180,499
Issuance of common stock pursuant
to the 2004 Stock Purchase Plan	9,407,360			9,407,360
Issuance of common stock
to the Profit Sharing Plan	5,160,000			5,160,000
Net income		124,001,302		124,001,302
Change in net unrealized security gains			17,642,621	17,642,621
Dividends paid		(97,451,639)		(97,451,639)

Balance, December 31, 2011	$131,358,749	$308,404,621	$46,176,773	$485,940,143
Issuance of common stock pursuant
to the 2004 Stock Purchase Plan	10,485,679			10,485,679
Issuance of common stock
to the Profit Sharing Plan	6,750,000			6,750,000
Net income		130,546,535		130,546,535
Change in net unrealized security gains			9,840,015	9,840,015
Dividends paid		(105,765,806)		(105,765,806)

Balance, December 31, 2012	$148,594,428	$333,185,351	$56,016,788	$537,796,567
Issuance of common stock pursuant
to the 2004 Stock Purchase Plan	8,129,385			8,129,385
Issuance of common stock
to the Profit Sharing Plan	1,125,000			1,125,000
Net income		133,328,172		133,328,172
Change in net unrealized security gains			17,077,758	17,077,758
Dividends paid		(111,212,073)		(111,212,073)

Balance, December 31, 2013	$157,848,813	$355,301,450	$73,094,546	$586,244,809

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2011, 2012 and 2013

	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013

Net income	$124,001,302	$130,546,535	$133,328,172
Depreciation expense	10,740,217	11,810,960	12,934,306
Stock contributions to qualified profit sharing plan	5,160,000	6,750,000	1,125,000
Gain on sales of marketable securities		(17,002,131)	(11,906,501)
Gain on sale of fixed assets			(44,000)
Deferred taxes on unrealized securities gain, net		(759,398)
Change in trade receivables, net of reserve	(2,591,106)	7,808,169	(2,387,893)
Change in other receivables and prepaid		465,218	(5,925,814)
Change in accounts payable	(128,700)	(189,435)	1,397,639
Change in taxes payable	1,497,240	(349,560)	(2,809,212)
Change in accrued expenses	6,609,962	4,071,707	(1,122,021)
Change in deferred revenues	1,187,847	(9,518,187)	3,990,636
Change in deferred taxes	(6,619,176)	987,312	706,226
Change in tax reserves	1,065,000	5,220,138	733,102

Net cash from operating activities	140,922,586	139,841,329	130,019,640

Purchases of marketable securities	(70,824,104)	(74,368,224)	(20,937,683)
Sales of marketable securities		49,669,265	26,057,254
Purchases of fixed assets	(10,644,343)	(26,540,112)	(46,196,210)
Sales of fixed assets			60,000
Change in other assets	3,448,317	2,079,768	1,312,764
Acquisition of LSS, net of cash acquired	(12,801,142)

Net cash used in investing activities	(90,821,272)	(49,159,303)	(39,703,875)

Sales of common stock	9,407,360	10,485,679	8,129,385
Dividends paid	(97,451,639)	(105,765,806)	(111,212,072)

Net cash used in financing activities	(88,044,279)	(95,280,127)	(103,082,687)

Net change in cash and equivalents	(37,942,965)	(4,598,101)	(12,766,922)
Cash and equivalents at beginning of year	97,789,985	59,847,020	55,248,919

Cash and equivalents at end of year	$59,847,020	$55,248,919	$42,481,997

Supplemental Disclosure:
Cash paid for income taxes	$69,295,676	$73,547,193	$55,910,698

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements December 31, 2013

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

MEDITECH classifies software fees and related implementation fees together as product revenue in the statement of income. Such revenue is recognized when persuasive evidence of an agreement exists, the fee is fixed or determinable, completion of each contract milestone has occurred, and collection of the fee is probable. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue recognized. The primary factors taken into consideration involve tracking and measuring progress to complete software delivery and installation, training on the use the software, interfacing the software with other vendor software, and timing when the software becomes operational at the customer's site. Once a contract milestone is deemed completed the customer is invoiced and revenue is recognized. MEDITECH classifies post-implementation support fees as service revenue in the statement of income and recognizes these fees as revenue when the related services are rendered.

MEDITECH follows the provisions of ASC 605-45-15, Reimbursements Received for Out-of-Pocket Expenses. Such expenses are characterized as product revenue with offsetting operating expense included in the consolidated income statement.

Revenue Recognition Adjustments

MEDITECH evaluated the accounting for revenue recognition and subsequently determined certain revenues and associated expenses, including other identified errors, were not calculated correctly. Such cumulative errors were not material on a quantitative or qualitative basis using both the roll-over and iron-curtain methods as defined in SAB No. 108. At December 31, 2013 the error correction amounted to adjustments to total revenue, operating expense, pretax income and net income and is not considered material to current or prior consolidated financial statements. Such error correction adjustments are as follows.

Error Correction	1 year ended
Adjustments	Dec 31, 2013

Total Revenue	(17,263,000)
Operating Expense	(4,963,000)
Pretax Income	(12,305,000)
Net Income	(4,928,000)

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

Financial instruments that potentially subject MEDITECH to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. MEDITECH places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom MEDITECH makes substantial sales. To reduce risk, MEDITECH routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. MEDITECH maintains a reserve for doubtful accounts but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As December 31, 2013 HCA-The Healthcare Company represented 12% of the outstanding trade receivables.

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

The following table indicates the cost net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's securities for the three years ended December 31. The unrealized gains and the unrealized losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized losses as of December 31, 2013 and has concluded that the unrealized losses are temporary in nature.

	2011	2012	2013

Cost net of write-downs	$231,177,996	$272,879,085	$279,666,014
Unrealized gains	47,060,295	58,012,812	95,805,377
Unrealized losses	(883,522)	(1,236,625)	(1,447,800)

Fair market value	$277,354,769	$329,655,272	$374,023,591

Note 3. Reserve for Doubtful Accounts

The components of the reserve for doubtful accounts for the three years ended December 31 are as follows:

	2011	2012	2013

Reserve at beginning of year	$1,250,000	$1,500,000	$1,575,000
Amounts charged to expense	321,585	144,434	7,714
Amounts written off	(71,585)	(69,434)	(7,714)

Reserve at end of year	$1,500,000	$1,575,000	$1,575,000

Note 4. Deferred Taxes

Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expense for tax purposes. Cumulative unrealized investment write-downs which had been reflected in the income statement are also a non-deductible expense for tax purposes. Such write-downs are considered capital losses which can only be offset by future capital gains. Current deferred tax assets consist of prepaid tax on accrued expenses. Long term deferred tax assets consist of prepaid tax on deposits and tax reserves. Current deferred tax liabilities consist primarily of tax on unrealized gains. Net deferred taxes changed from an asset to a liability during the current period primarily as a result of an increase in fair market value of marketable securities. The components of net deferred taxes for the three years ended December 31 are as follows:

	2011	2012	2013

Current deferred tax asset	$10,449,954	$9,457,643
Long term deferred tax asset			$6,897,379
Current deferred tax liability			($18,649,594)

Net deferred tax asset (liability)	$10,449,954	$9,457,643	($11,752,215)

Note 5. Fixed Assets

During the 3rd quarter of 2012 MEDITECH purchased land and an office building thereupon. During the 3rd quarter of 2013 MEDITECH purchased land, an office building thereupon and certain intangible assets. MEDITECH carries all fixed assets on a cost basis and provides for depreciation in amounts estimated to allocate the costs thereof under the following estimated useful lives. Maintenance costs are expensed as incurred. Improvements are capitalized and depreciated over the asset's useful life.

Description	Useful Life

Computer equipment	3-5 years
Furniture and fixtures	7-10 years
Buildings	31.5-40 years

Note 6. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its December 31, 2013 carrying value.

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

During the 1st quarter 2011 MEDITECH acquired LSS Data Systems, Inc. (LSS), a company engaged in the development, manufacture, licensing and support of ambulatory information system software for physician practices. MEDITECH accounted for this acquisition under the purchase method of accounting in accordance with ASC 805-10, Business Combinations. LSS merged with and into MEDITECH effective December 31, 2013.

MEDITECH follows the provisions of ASC 350-20-35 Intangibles and Goodwill Impairment Evaluation - Qualitative Testing. MEDITECH annually assesses qualitative factors of its goodwill and intangible assets for impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The evaluation assesses all relevant economic, industry, regulatory, and legal facts and circumstances as well as overall performance. If, after assessing the totality of such facts and circumstances, MEDITECH determines that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further goodwill impairment testing is necessary. In accordance with ASC 805-10 and ASC 350-20-35, on December 31, 2013, MEDITECH concluded no impairment was needed on a qualitative testing basis. The components of other assets for the three years ended December 31 are as follows:

	2011	2012	2013

Investments	$1,440,061	$1,440,061	$1,440,061
Mortgage Notes	929,000	828,200	716,000
Goodwill & Intangibles	12,740,803	10,761,835	9,080,431
Other	3,600,000	3,600,000	4,080,840

Other assets	$18,709,864	$16,630,096	$15,317,332

Note 7. Accrued Expenses

The components of accrued expenses for the three years ended December 31 are as follows:

	2011	2012	2013

Accrued bonuses	$43,750,000	$47,628,625	$45,985,000
Accrued vacation	4,690,000	4,707,000	4,813,000
Other	2,587,125	2,763,207	3,178,811

Accrued expenses	$51,027,125	$55,098,832	$53,976,811

Note 8. Tax Reserves

Tax reserves relate to the uncertainty of domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2010 through 2013 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. MEDITECH accounts for the annual change in tax reserves as part of its provision for income taxes. The components of tax reserves for the three years ended December 31 are as follows:

	2011	2012	2013

Potential tax assessment	$8,427,512	$11,407,396	$8,597,502
Interest and penalties	4,136,525	6,371,779	9,914,775

Tax reserves	$12,564,037	$17,779,175	$18,512,277

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

	2011	2012	2013

Total revenues	$545,224,384	$597,838,787	$579,645,457

United States	90%	91%	88%
Canada	8%	8%	10%
All Others	2%	1%	2%

Largest customer	7%	7%	8%

Note 10. Other Income

Other income consists primarily of rents, dividends, interest and realized marketable security activity. The components of other income for the three years ended December 31 are as follows:

	2011	2012	2013

Rents	$6,487,580	$5,618,754	$5,819,428
Dividends	10,943,611	13,384,989	13,782,326
Interest	190,332	109,439	216,102
Security gains		9,386,721	11,906,501
Other	(1,697,718)	(1,978,968)	(987,650)

Other income	$15,923,805	$26,520,935	$30,736,707

Note 11. Other Expense

Other expense consists primarily of rental costs and charitable contributions. The components of other expense for the three years ended December 31 are as follows:

	2011	2012	2013

Rental costs	$5,679,385	$4,614,584	$4,827,413
Charitable contributions	820,000	840,000	890,000
Other	502,353	567,320	1,310,688

Other expense	$7,001,738	$6,021,904	$7,028,101

Note 12. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. The current and deferred components of the State and Federal income taxes for the three years ended December 31 are as follows:

	2011	2012	2013

State current	$14,734,339	$15,265,930	$7,520,390
State deferred	(1,753,498)	156,875	494,677

State income tax	$12,980,841	$15,422,805	$8,015,067

Federal current	$59,803,826	$65,300,099	$45,769,333
Federal deferred	(4,878,678)	835,441	211,549

Federal income tax	$54,925,148	$66,135,540	$45,980,882

Note 13. Income Tax Rate

The effective income tax rate for the three years ended December 31 is as follows:

	2011	2012	2013

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	4.4%	4.7%	2.8%
Dividend income exclusion	(1.5%)	(1.5%)	(1.8%)
Federal R&D tax credit	(2.1%)	0.0%	(4.3%)
Other	(0.4%)	0.3%	(2.9%)

Effective tax rate	35.4%	38.5%	28.8%

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

	2011	2012	2013

Net income	$124,001,302	$130,546,535	$133,328,172
Average number of shares	36,411,749	36,777,380	37,102,883
Earnings per share	$3.41	$3.55	$3.59

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

	2011	2012	2013

Change in unrealized holding gains	$17,642,621	$13,711,490	$24,646,378
Reclassification of realized gains		(3,871,475)	(7,568,621)

Change in net unrealized gains	$17,642,621	$9,840,015	$17,077,757

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

	2011	2012	2013

Cash	$5,840,000	$5,400,000	$10,875,000
120,000 shares at $43 per share	5,160,000
150,000 shares at $45 per share		6,750,000
25,000 shares at $45 per share			1,125,000

	$11,000,000	$12,150,000	$12,000,000

Note 17. Litigation

From time to time, the Company is a party to or may be threatened by litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company's defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The Company is not a party to any material legal proceedings.

Note 18. Recent Accounting Pronouncement

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

Note 19. Supplemental Data

Unaudited operating results by quarter for the three years ended December 31 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2011

Total revenue	$123,805,092	$136,258,047	$141,054,763	$144,106,482	$545,224,384
Operating income	41,084,958	46,476,482	48,188,968	47,234,816	182,985,224
Net income	27,904,364	31,199,385	32,407,718	32,489,835	124,001,302
Net income per share	$0.77	$0.86	$0.89	$0.89	$3.41

	1st Q	2nd Q	3rd Q	4th Q	2012

Total revenue	$145,866,167	$149,004,750	$152,110,955	$150,856,915	$597,838,787
Operating income	46,781,499	47,911,499	49,368,821	47,544,031	191,605,849
Net income	30,843,225	33,797,188	33,903,606	32,002,517	130,546,535
Net income per share	$0.84	$0.92	$0.92	$0.87	$3.55

	1st Q	2nd Q	3rd Q	4th Q	2013

Total revenue	$151,183,057	$144,033,794	$138,421,645	$146,006,961	$579,645,457
Operating income	45,610,303	40,385,314	39,096,189	38,523,709	163,615,515
Net income	35,479,098	28,194,508	31,806,968	37,847,598	133,328,172
Net income per share	$0.96	$0.76	$0.86	$1.01	$3.59

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, and due to the material weakness in internal control over financial reporting as described below, MEDITECH'S disclosure controls and procedures were not effective as of December 31, 2013 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to its Board of Directors and shareholders that the financial statements prepared are fairly presented. MEDITECH has set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework (1992 Framework). Based on this assessment and the material weakness described above, MEDITECH's management believes that, as of December 31, 2013, its internal control over financial reporting is not effective based on those criteria.

Item 9B - Other Information

During its regular January 2013 meeting the Board of Directors approved the issuance of up to 250,000 shares of common stock to be sold to staff members at $45.00 per share pursuant to the MEDITECH 2004 Stock Purchase Plan.

In October 2013, we discovered certain errors in our revenue recognition practices which affected our reported revenues and related expenses. Upon learning of these errors, we worked with the Audit Committee of MEDITECH's Board of Directors, an independent consultant and MEDITECH's independent registered public accounting firm to determine what changes, if any, to MEDITECH's accounting practices were appropriate. This was recently concluded and we are implementing changes to our revenue recognition practices and our internal controls over financial reporting as described in Part II, Item 9A. As a result of this, we were delayed in filing our Form 10-Q for the quarter ended September 30, 2013, our Form 10-K for the year ended December 31, 2013 and will be delayed in filing our Form 10-Q for the first and second quarters of 2014.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2013, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	71	Chairman and Director
Lawrence A. Polimeno	72	Vice Chairman and Director
Howard Messing	61	President, Chief Executive Officer and Director
Roland L. Driscoll	84	Director
Edward B. Roberts	78	Director
L. P. Dan Valente	83	Director
Barbara A. Manzolillo	61	Treasurer and Chief Financial Officer
Stuart N. Lefthes	60	Senior Vice President of Sales
Christopher Anschuetz	61	Senior Vice President of Technology
Robert G. Gale	67	Senior Vice President of Product Development
Steven B. Koretz	61	Senior Vice President of Client Services
Hoda Sayed-Friel	55	Executive Vice President of Strategy and Marketing
Michelle O'Connor	47	Executive Vice President of Product Development
Leah Farina	46	Vice President of Client Services
Helen Waters	49	Vice President of Client Services
Scott Radner	48	Vice President of Technology

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

L. P. Dan Valente is retired Executive Chairman of Palomar Medical Technologies, Inc., retired Senior Vice President of EG&G, Inc. and has been a Director since 1972.

Barbara A. Manzolillo has been the Treasurer and Chief Financial Officer since 1996, was Treasurer prior to that, and has been with MEDITECH since 1975.

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

Hoda Sayed-Friel has been the Executive Vice President of Strategy and Marketing since 2012, was Vice President of Marketing prior to that, and has been with MEDITECH since 1986.

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

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. During 2013 the Board held 4 regularly scheduled quarterly meetings and all 6 members attended all 4 meetings. Messrs. Driscoll, Roberts and Valente are "independent" as defined by the rules of the NYSE and NASDAQ. The Board of Directors has an Audit Committee and a Charitable Contribution Committee. During 2013 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPAs and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The committee met 5 times in 2013 to review accounting practices and advise MEDITECH's CFO. In addition, the committee met with MEDITECH's Independent Registered Public Accounting firm and reviewed MEDITECH's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2013 the committee contributed $840,100 to 43 cultural, educational and social service organizations within the greater Boston area.

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

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

A. Neil Pappalardo	2013	$240,000	$449,042	$0	$0	$689,042
Chairman and	2012	240,000	626,757	0	0	866,757
Director	2011	300,000	626,919	0	0	926,919

Lawrence A. Polimeno	2013	$180,000	$224,042	$80,092	$5,286	$489,420
Vice Chairman and	2012	180,000	326,757	94,593	5,751	607,101
Director	2011	180,000	426,919	126,322	5,866	739,107

Howard Messing	2013	$300,000	$624,042	$80,092	$5,286	$1,009,420
President, CEO and	2012	300,000	826,757	94,593	5,751	1,227,101
Director	2011	300,000	826,919	126,322	5,866	1,259,107

Barbara A. Manzolillo	2013	$252,000	$374,042	$80,092	$5,286	$711,420
Treasurer and CFO	2012	252,000	426,757	94,593	5,751	779,101
	2011	252,000	426,919	126,322	5,866	811,107

Stuart N. Lefthes	2013	$252,000	$324,042	$80,092	$5,286	$661,420
Senior Vice President	2012	252,000	426,757	94,593	5,751	779,101
of Sales	2011	252,000	426,919	126,322	5,866	811,107

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

Compensation of Directors: During 2013 the 3 members of the Board of Directors who were not Officers of MEDITECH received a fee of $8,000 for each quarterly meeting fully attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of MEDITECH. The 2 members of the audit committee received an additional fee of $2,000 each per quarter.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2013 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	15,118,284	40.71%
MEDITECH Profit Sharing Trust*	5,634,921	15.17%
Ruderman Group	4,377,149	11.79%
Curtis W. Marble	3,000,000	8.08%
Grossman Group	2,061,144	5.55%
Lawrence A. Polimeno	975,000	2.63%
Edward B. Roberts	685,879	1.85%
Roland L. Driscoll	528,000	1.42%
Howard Messing	405,000	1.09%
Barbara A. Manzolillo	195,000	0.53%
Stuart N. Lefthes	113,000	0.30%
L. P. Dan Valente	100,000	0.27%
16 Directors and Officers as a Group*	18,512,863	49.85%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore has the power to vote its shares in addition to his own 9,483,363 shares. Likewise the number of shares indicated for the 16 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2013, the MEDITECH Profit Sharing Trust filed Forms 4 for its purchases of MEDITECH stock, but some of these filings were late. To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2013.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

A. Neil Pappalardo, Chairman and Director, purchased for cash from MEDITECH 25,000 shares of common stock at $40 per share in February 2011, 25,000 shares of common stock at $43 per share in February 2012 and 25,000 shares of common stock at $45 per share in February 2013.

Lawrence A. Polimeno, Vice Chairman and Director, purchased for cash from MEDITECH 5,000 shares of common stock at $40 per share in February 2011, 5,000 shares of common stock at $43 per share in February 2012 and 5,000 shares of common stock at $45 per share in February 2013.

Howard Messing, President, Chief Executive Officer and Director, purchased for cash from MEDITECH 15,000 shares of common stock at $40 per share in February 2011, 12,000 shares of common stock at $43 per share in February 2012 and 5,000 shares of common stock at $45 per share in February 2013.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk, purchased for cash from MEDITECH 5,000 shares of common stock at $40 per share in February 2011, 5,000 shares of common stock at $43 per share in February 2012 and 5,000 shares of common stock at $45 per share in February 2013.

Stuart N. Lefthes, Senior Vice President of Sales, purchased for cash from MEDITECH 5,000 shares of common stock at $40 per share in February 2011, and 5,000 shares of common stock at $43 per share in February 2012. He did not purchase any additional shares in February 2013.

Item 14 - Principal Accountant Fees and Services

During 2013, audit and non-audit services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information, and discussing various accounting, tax, and regulatory matters. Fees paid or to be paid for such services for the three years ended December 31 are as follows:

	2011	2012	2013

Annual audit and quarterly reviews	$304,800	$293,560	$925,000
Audit related to Profit Sharing Trust	14,500	15,750	20,000
Tax or all other matters		11,290

	$319,300	$320,600	$945,000

$600,000 of the 2013 annual audit fees set forth above relates to the revenue recognition matter described in Part II, Item 9A of this report. It is the policy of the Audit Committee to approve all audit and non-audit services to be provided to MEDITECH by its Independent Registered Public Accounting Firm and the above amounts were so approved.

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2013.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Howard Messing, Chief Executive Officer and President
(Signature)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

September 25, 2014
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2014.

A. Neil Pappalardo, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Howard Messing, President, CEO and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

L. P. Dan Valente, Director
(Signature)