Form 10-Q
period 2014-03-31
Medical Information Technology, Inc.
filed 2015-02-09
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2014

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

No public trading market exists for the registrant's common stock. There were 37,140,854 shares of Common Stock, $1.00 par value, outstanding at March 31, 2014.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet
December 31, 2013 and March 31, 2014

	Dec 31, 2013	Mar 31, 2014

Cash and equivalents	$42,481,997	$34,680,473
Marketable securities	374,023,591	340,125,220
Trade receivables, net of reserve	50,638,740	46,922,639
Other receivables and prepaid	10,681,915	25,483,153

Current assets	477,826,243	447,211,485

Computer equipment	13,416,004	13,692,114
Furniture and fixtures	67,845,622	67,932,881
Buildings	225,948,241	230,628,919
Land	42,730,565	42,233,123
Accumulated depreciation	(133,505,381)	(137,211,596)

Fixed assets	216,435,051	217,275,441

Other assets	15,317,332	14,684,575
Deferred Taxes	6,897,379	6,834,438

Total assets	$716,476,005	$686,005,939

Accounts payable	$1,534,485	$851,098
Taxes payable	2,054,703	3,472,134
Accrued expenses	53,976,811	19,862,715
Deferred revenue	35,503,326	33,142,764
Deferred taxes	18,649,594	24,621,418

Current liabilities	111,718,919	81,950,129

Tax reserves	18,512,277	19,198,899

Total liabilities	130,231,196	101,149,028

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,140,854 shares in 2013 and 2014	37,140,854	37,140,854
Additional paid-in capital	120,707,959	120,707,959
Retained income	355,301,450	389,290,518
Net unrealized security gains	73,094,546	37,717,580

Shareholder equity	586,244,809	584,856,911

Total liabilities and shareholder equity	$716,476,005	$686,005,939

Income Statement
Three Months Ended on March 31, 2013 and 2014

	3 months	ended on
	Mar 31, 2013	Mar 31, 2014

Product revenue	$78,059,537	$55,665,102
Service revenue	73,123,520	75,036,827

Total revenue	151,183,057	130,701,929

Operations, development	73,609,607	73,656,731
Selling, G & A	31,963,147	27,931,404

Operating expense	105,572,754	101,588,135

Operating income	45,610,303	29,113,794

Other income	4,215,281	46,673,431
Other expense	1,439,486	1,767,517

Pretax income	48,386,098	74,019,708

State income tax	3,549,000	2,650,000
Federal income tax	9,358,000	9,525,000

Income tax	12,907,000	12,175,000

Net income	$35,479,098	$61,844,708

Change in net unrealized security gains	19,735,529	(35,376,966)

Comprehensive income	$55,214,627	$26,467,742

Cash Flow Statement
Three Months Ended on March 31, 2013 and 2014

	3 months	ended on
	Mar 31, 2013	Mar 31, 2014

Net income	$35,479,098	$61,844,708
Depreciation and amortization expense	3,090,110	4,034,141
Gain on sale of marketable security		(41,381,522)
Deferred taxes on unrealized security gain	(13,157,019)
Change in trade receivables, net of reserve	(4,789,717)	3,716,101
Change in other receivables and prepaid	48,581	(14,801,238)
Change in accounts payable	313,196	(683,387)
Change in taxes payable	3,033,601	1,417,431
Change in accrued expenses	(30,617,429)	(34,114,096)
Change in deferred revenue	2,651,031	(2,360,562)
Change in deferred taxes, net	14,346,078	2,152,742
Change in tax reserves	241,250	686,622

Net cash from (used in) operations	10,638,780	(19,489,060)

Purchases of marketable securities		(21,279,378)
Sales of marketable securities		65,064,328
Purchases of fixed assets	(2,638,352)	(4,391,300)
Change in other assets	522,792	149,526

Net cash (used in) from investing	(2,115,560)	39,543,176

Sales of common stock	8,129,385
Dividends paid	(27,701,399)	(27,855,640)

Net cash used in financing	(19,572,014)	(27,855,640)

Net change in cash and equivalents	(11,048,794)	(7,801,524)
Cash and equivalents at beginning	55,248,919	42,481,997

Cash and equivalents at end	$44,200,125	$34,680,473

Notes To Financial Statements

Note 1. Significant Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 included in MEDITECH's Form 10-K filed on September 25, 2014. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

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

MEDITECH follows the provisions of ASC 820-10, Fair Value Measurements and Disclosures, which provides for expanded disclosure and guidelines to determine fair market value of assets and liabilities. ASC 820-10 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities, comprised of common and preferred stock, represent assets measured at fair value on a recurring basis, and are considered Level 1 assets as defined by ASC 820-10.

The following table indicates the cost net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's securities. The unrealized gains and the unrealized losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized losses as of March 31, 2014 and has concluded that the unrealized losses are temporary in nature.

	Dec 31, 2013	Mar 31, 2014

Cost net of write-downs	$279,666,014	$277,262,585
Unrealized gains	95,805,377	62,940,162
Unrealized losses	(1,447,800)	(77,527)

Fair market value	$374,023,591	$340,125,220

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its March 31, 2014 carrying value.

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

Note 4. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. They also relate to the increase in fair market value over the cost basis of marketable securities. Tax reserves relate to the uncertainty of domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2011 through 2013 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

The research tax credit reinstated for all of 2012 has been reflected in the 1st quarter of 2013 which had significantly reduced the effective tax rate. No research tax credit has been taken thus far in 2014, however there were no income taxes associated with the sale of previously impaired marketable securities significantly reducing the effective tax rate.

Note 5. Earnings Per Share

MEDITECH follows the provisions of ASC 260-10, Earnings per Share, which requires reporting both basic and diluted earnings per share. MEDITECH has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period. In general, the average number of shares reflects the annual issuance of shares sold to staff members in February pursuant to the 2004 Stock Purchase Plan and contributed to the MEDITECH Profit Sharing Trust in December.

	3 months	ended on
	Mar 31, 2013	Mar 31, 2014

Net income	$35,479,098	$61,844,708
Average number of shares	37,055,636	37,140,854
Earnings per share	$0.96	$1.67

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

	3 months	ended on
	Mar 31, 2013	Mar 31, 2014

Changes in unrealized gains	19,735,529	(4,034,206)
Reclassification of realized gains		(31,342,760)

Change in net unrealized gains	19,735,529	(35,376,966)

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

	3 months	ended on
	Mar 31, 2013	Mar 31, 2014

United States	88%	90%
Canada	10%	9%
All others	2%	1%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Mar 31, 2013	Mar 31, 2014	Change

Total revenue	$151,183,057	$130,701,929	(13.5%)
Operating income	45,610,303	29,113,794	(36.2%)
Net income	35,479,098	61,844,708	74.3%
Average number of shares	37,055,636	37,140,854	0.2%
Earnings per share	$0.96	$1.67	74.0%
Cash dividends per share	$0.75	$0.75	0.0%

Total revenue from both existing and new customers decreased by $20.5 million. The decrease was composed of a $22.4 million reduction in product revenue due primarily to lower product bookings, offset by a $1.9 million addition in service revenue.

Operating expense decreased by $4.0 million or 3.8% due primarily to lower staff related expenses. The resultant operating income decreased by $16.5 million.

Other income increased by $42.5 million due primarily to the current period's gains on impaired marketable securities sold. Other expense increased by $0.3 million. The resultant pretax income increased by $25.6 million or 53.0%.

MEDITECH's effective tax rate decreased from 26.7% to 16.4% due primarily to the current period's reduced taxes on gains from the sale of impaired marketable securities offset by the prior period's inclusion of 2012's research tax credit. Net income increased by $26.4 million due primarily to security gains.

Financial Condition	Dec 31, 2013	Mar 31, 2014

Working capital	$366,107,324	$365,261,356
Total assets	716,476,005	686,005,939
Total liabilities	130,231,196	101,149,028
Shareholder equity	586,244,809	584,856,911
Outstanding number of shares	37,140,854	37,140,854
Shareholder equity per share	$15.78	$15.75

Accrued expenses decreased by $34.1 million during the period due primarily to the payment of $46.0 million in bonuses applicable to 2013 offset by the accrual of $10.8 million in bonus expenses applicable to 2014.

Deferred taxes increased by $6.2 million during the period due primarily to changes in the fair market value of marketable securities.

At March 31, 2014 MEDITECH's cash, cash equivalents and marketable securities totaled $374.8 million. Marketable securities consisted of preferred and common equities. For the first three months of 2014 cash flow used in operations was $19.5 million, cash flow from investing was $39.5 million and cash flow used in financing was $27.9 million. The payment of $27.9 million in dividends to shareholders was the primary use of cash generated by activities during the period.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2014 was $584.9 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, and due to the material weakness in internal control over financial reporting as described below, MEDITECH'S disclosure controls and procedures were not effective as of March 31, 2014 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

MEDITECH has developed and is implementing a remediation plan to address the material weakness and continues to refine the standardization of a detailed verification process before revenue is recognized. Staff education and software system modifications have been included to reinforce controls. MEDITECH continues to monitor its remediation plans, development and deployment. MEDITECH expects all internal control design and process changes necessary to remediate the material weakness related to revenue recognition to be completed by the end of 2014. In the interim, manual processes are being used to augment internal controls.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 1st quarter of 2014. However, during the 1st quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 2,000 shares in February at $45 per share and 6,075 shares in March at $45 per share for a total of $363,375. In addition, during February the Trust purchased 455,555 shares at $45.00 per share from the charitable foundations of two MEDITECH founders for an aggregate consideration of $20,499,975.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

In October 2013, we discovered certain errors in our revenue recognition practices which affected our reported revenues and related expenses. Upon learning of these errors, we worked with the Audit Committee of MEDITECH's Board of Directors, an independent consultant and MEDITECH's independent registered public accounting firm to determine what changes, if any, to MEDITECH's accounting practices were appropriate. Upon conclusion we began the implementation of changes to our revenue recognition practices and our internal controls over financial reporting. At March 31, 2014 we have implemented the majority of our remediation program. Monitoring, testing and refining results continues. As a result of this, we were delayed in filing our Form 10-Q for the 3rd quarter of 2013, our Form 10-K for the year ended December 31, 2013 and our Form 10-Q for the 1st, 2nd and 3rd quarters of 2014.

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

February 9, 2015
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)