Form 10-Q
period 2014-06-30
Medical Information Technology, Inc.
filed 2015-02-09
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2014

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

No public trading market exists for the registrant's common stock. There were 37,140,854 shares of Common Stock, $1.00 par value, outstanding at June 30, 2014.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet
December 31, 2013 and June 30, 2014

	Dec 31, 2013	Jun 30, 2014

Cash and equivalents	$42,481,997	$17,534,940
Marketable securities	374,023,591	355,222,768
Trade receivables, net of reserve	50,638,740	51,994,235
Other receivables and prepaid	10,681,915	30,584,927

Current assets	477,826,243	455,336,870

Computer equipment	13,416,004	13,037,351
Furniture and fixtures	67,845,622	67,887,057
Buildings	225,948,241	237,558,906
Land	42,730,565	42,233,123
Accumulated depreciation	(133,505,381)	(139,324,108)

Fixed assets	216,435,051	221,392,329

Other assets	15,317,332	14,220,121
Deferred Taxes	6,897,379	6,855,241

Total assets	$716,476,005	$697,804,561

Accounts payable	$1,534,485	$870,652
Taxes payable	2,054,703	0
Accrued expenses	53,976,811	35,918,075
Deferred revenue	35,503,326	23,422,419
Deferred taxes	18,649,594	30,017,032

Current liabilities	111,718,919	90,228,178

Tax reserves	18,512,277	19,882,335

Total liabilities	130,231,196	110,110,513

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,140,854 shares in 2013 and 2014	37,140,854	37,140,854
Additional paid-in capital	120,707,959	120,707,959
Retained income	355,301,450	384,991,226
Net unrealized security gains	73,094,546	44,854,009

Shareholder equity	586,244,809	587,694,048

Total liabilities and shareholder equity	$716,476,005	$697,804,561

Income Statement
Three and Six Months Ended on June 30, 2013 and 2014

	3 months	ended on	6 months	ended on
	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014

Product revenue	$68,999,904	$62,420,616	$147,059,441	$118,085,718
Service revenue	75,033,890	76,668,996	148,157,410	151,705,823

Total revenue	144,033,794	139,089,612	295,216,851	269,791,541

Operations, development	74,125,498	74,777,958	147,735,104	148,434,689
Selling, G & A	29,522,982	30,356,953	61,486,130	58,288,357

Operating expense	103,648,480	105,134,911	209,221,234	206,723,046

Operating income	40,385,314	33,954,701	85,995,617	63,068,495

Other income	4,356,941	5,187,791	8,572,222	51,861,222
Other expense	1,357,747	1,711,143	2,797,233	3,478,660

Pretax income	43,384,508	37,431,349	91,770,606	111,451,057

State income tax	2,820,000	3,012,000	6,369,000	5,662,000
Federal income tax	12,370,000	10,863,000	21,728,000	20,388,000

Income tax	15,190,000	13,875,000	28,097,000	26,050,000

Net income	$28,194,508	$23,556,349	$63,673,606	$85,401,057

Change in net unrealized security gains	(514,818)	7,136,429	19,220,711	(28,240,537)

Comprehensive income	$27,679,690	$30,692,778	$82,894,317	$57,160,520

Cash Flow Statement
Six Months Ended on June 30, 2013 and 2014

	6 months	ended on
	Jun 30, 2013	Jun 30, 2014

Net income	$63,673,606	$85,401,057
Depreciation and amortization expense	6,210,620	7,635,314
Gain on sale of marketable security	(5,810)	(41,381,522)
Gain on sale of fixed assets	(44,000)
Deferred taxes on unrealized security gain	(13,998,556)
Change in trade receivable, net of reserve	(416,664)	(1,355,495)
Change in other receivables and prepaid	107,604	(19,903,012)
Change in accounts payable	700,099	(663,833)
Change in taxes payable	(2,891,524)	(2,054,703)
Change in accrued expenses	(16,274,625)	(18,058,736)
Change in deferred revenue	2,201,529	(12,080,907)
Change in deferred taxes, net	15,383,674	2,769,934
Change in tax reserves	27,500	1,370,058

Net cash from operations	54,673,453	1,678,155

Purchases of marketable securities	(20,937,683)	(24,482,878)
Sales of marketable securities	855,001	65,064,328
Purchases of fixed assets	(5,679,719)	(11,794,432)
Sales of fixed assets	60,000
Change in other assets	1,045,584	299,052

Net cash (used in) from investing	(24,656,817)	29,086,070

Sales of common stock	8,129,385
Dividends paid	(55,538,291)	(55,711,281)

Net cash used in financing	(47,408,906)	(55,711,281)

Net change in cash and equivalents	(17,392,270)	(24,947,057)
Cash and equivalents at beginning	55,248,919	42,481,997

Cash and equivalents at end	$37,856,649	$17,534,940

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

The following table indicates the cost net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's securities. The unrealized gains and the unrealized losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized losses as of June 30, 2014 and has concluded that the unrealized losses are temporary in nature.

	Dec 31, 2013	Jun 30, 2014

Cost net of write-downs	$279,666,014	$280,466,086
Unrealized gains	95,805,377	74,756,682
Unrealized losses	(1,447,800)

Fair market value	$374,023,591	$355,222,768

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its June 30, 2014 carrying value.

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

	3 months	ended on	6 months	ended on
	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014

Net income	$28,194,508	$23,556,349	$63,673,606	$85,401,057
Average number of shares	37,085,745	37,140,854	37,085,745	37,140,854
Earnings per share	$0.76	$0.63	$1.72	$2.30

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

	3 months	ended on	6 months	ended on
	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014

Changes in unrealized gains	(500,046)	7,136,429	19,235,483	3,102,223
Reclassification of realized gains	(14,772)		(14,772)	(31,342,760)

Change in net unrealized gains	(514,818)	7,136,429	19,220,711	(28,240,537)

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

	3 months	ended on	6 months	ended on
	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014

United States	88%	90%	88%	90%
Canada	10%	9%	10%	9%
All others	2%	1%	2%	1%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2013	Jun 30, 2014	Change

Total revenue	$144,033,794	$139,089,612	(3.4%)
Operating income	40,385,314	33,954,701	(15.9%)
Net income	28,194,508	23,556,349	(16.5%)
Average number of shares	37,085,745	37,140,854	0.1%
Earnings per share	$0.76	$0.63	(16.6%)
Cash dividends per share	$0.75	$0.75

Total revenue from both existing and new customers decreased by $4.9 million. The decrease was composed of a $6.6 million reduction in product revenue due primarily to lower product bookings, offset by a $1.6 million addition in service revenue.

Operating expense increased by $1.5 million or 1.4% due primarily to higher staff related expenses. The resultant operating income decreased by $6.4 million.

Other income increased by $0.8 million. Other expense increased by $0.4 million. The resultant pretax income decreased by $6.0 million or 13.7%.

MEDITECH's effective tax rate increased from 35.0% to 37.1% due primarily to the prior period's inclusion of 2012's research tax credit. Net income decreased by $4.6 million due primarily to lower operating profit and higher taxes.

Operating	6 months	ended on	Percent
Results	Jun 30, 2013	Jun 30, 2014	Change

Total revenue	$295,216,851	$269,791,541	(8.6%)
Operating income	85,995,617	63,068,495	(26.6%)
Net income	63,673,606	85,401,057	34.1%
Average number of shares	37,085,745	37,140,854	0.1%
Earnings per share	$1.72	$2.30	33.9%
Cash dividends per share	$1.50	$1.50

Total revenue from both existing and new customers decreased by $25.4 million. The decrease was composed of a $29.0 million reduction in product revenue due primarily to lower product bookings, offset by a $3.5 million addition in service revenue.

Operating expense decreased by $2.5 million or 1.2% due primarily to lower staff related expenses. The resultant operating income decreased by $22.9 million.

Other income increased by $43.3 million due primarily to the current period's gains on impaired marketable securities sold. Other expense increased by $0.7 million. The resultant pretax income increased by $19.7 million or 21.4%.

MEDITECH's effective tax rate decreased from 30.6% to 23.4% due primarily to the current period's reduced taxes on gains from the sale of impaired marketable securities offset by the prior period's inclusion of 2012's research tax credit. Net income increased by $21.7 million due primarily to security gains.

Financial Condition	Dec 31, 2013	Jun 30, 2014

Working capital	$366,107,324	$365,108,692
Total assets	716,476,005	697,804,561
Total liabilities	130,231,196	110,110,513
Shareholder equity	586,244,809	587,694,048
Outstanding number of shares	37,140,854	37,140,854
Shareholder equity per share	$15.78	$15.82

Accrued expenses decreased by $18.1 million during the period due primarily to the payment of $46.0 million in bonuses applicable to 2013 offset by the accrual of $24.7 million in bonus expenses applicable to 2014.

Deferred taxes increased by $11.4 million during the period due primarily to changes in the fair market value of marketable securities.

At June 30, 2014 MEDITECH's cash, cash equivalents and marketable securities totaled $372.8 million. Marketable securities consisted of preferred and common equities. For the first six months of 2014 cash flow from operations was $1.7 million, cash flow from investing was $29.1 million and cash flow used in financing was $55.7 million. The payment of $55.7 million in dividends to shareholders was the primary use of cash generated by activities during the period.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2014 was $587.7 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, and due to the material weakness in internal control over financial reporting as described below, MEDITECH'S disclosure controls and procedures were not effective as of June 30, 2014 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 2nd quarter of 2014. However, during the 2nd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 4,988 shares in April at $45 per share, 1,325 shares in May at $45 per share and 5,800 shares in June at $45 per share for a total of $545,085.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

In October 2013, we discovered certain errors in our revenue recognition practices which affected our reported revenues and related expenses. Upon learning of these errors, we worked with the Audit Committee of MEDITECH's Board of Directors, an independent consultant and MEDITECH's independent registered public accounting firm to determine what changes, if any, to MEDITECH's accounting practices were appropriate. Upon conclusion we began the implementation of changes to our revenue recognition practices and our internal controls over financial reporting. At June 30, 2014 we have implemented the majority of our remediation program. Monitoring, testing and refining results continues. As a result of this, we were delayed in filing our Form 10-Q for the 3rd quarter of 2013, our Form 10-K for the year ended December 31, 2013 and our Form 10-Q for the 1st, 2nd and 3rd quarters of 2014.

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