Form 10-Q
period 2014-09-30
Medical Information Technology, Inc.
filed 2015-02-09
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

No public trading market exists for the registrant's common stock. There were 37,140,854 shares of Common Stock, $1.00 par value, outstanding at September 30, 2014.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet
December 31, 2013 and September 30, 2014

	Dec 31, 2013	Sep 30, 2014

Cash and equivalents	$42,481,997	$26,153,654
Marketable securities	374,023,591	357,315,357
Trade receivables, net of reserve	50,638,740	47,171,601
Other receivables and prepaid	10,681,915	24,403,249

Current assets	477,826,243	455,043,861

Computer equipment	13,416,004	13,790,869
Furniture and fixtures	67,845,622	70,697,776
Buildings	225,948,241	241,866,282
Land	42,730,565	42,233,123
Accumulated depreciation	(133,505,381)	(142,595,471)

Fixed assets	216,435,051	225,992,579

Other assets	15,317,332	13,946,503
Deferred Taxes	6,897,379	7,008,392

Total assets	$716,476,005	$701,991,335

Accounts payable	$1,534,485	$1,155,772
Taxes payable	2,054,703	2,817,808
Accrued expenses	53,976,811	43,305,536
Deferred revenue	35,503,326	22,994,118
Deferred taxes	18,649,594	31,618,068

Current liabilities	111,718,919	101,891,302

Tax reserves	18,512,277	20,580,699

Total liabilities	130,231,196	122,472,001

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,140,854 shares in 2013 and 2014	37,140,854	37,140,854
Additional paid-in capital	120,707,959	120,707,959
Retained income	355,301,450	375,560,959
Net unrealized security gains	73,094,546	46,109,562

Shareholder equity	586,244,809	579,519,334

Total liabilities and shareholder equity	$716,476,005	$701,991,335

Income Statement
Three and Nine Months Ended on September 30, 2013 and 2014

	3 months	ended on	9 months	ended on
	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014

Product revenue	$61,638,654	$44,133,616	$208,698,095	$162,219,334
Service revenue	76,782,991	79,311,110	224,940,401	231,016,934

Total revenue	138,421,645	123,444,726	433,638,496	393,236,268

Operations, development	67,524,187	72,918,567	215,259,291	221,353,255
Selling, G & A	31,801,269	24,866,533	93,287,399	83,154,891

Operating expense	99,325,456	97,785,100	308,546,690	304,508,146

Operating income	39,096,189	25,659,626	125,091,806	88,728,122

Other income	7,556,352	5,284,973	16,128,574	57,146,195
Other expense	1,670,641	1,669,227	4,467,874	5,147,886

Pretax income	44,981,900	29,275,372	136,752,506	140,726,431

State income tax	837,363	2,356,000	7,206,363	8,018,000
Federal income tax	12,337,569	8,494,000	34,065,569	28,882,000

Income tax	13,174,932	10,850,000	41,271,932	36,900,000

Net income	$31,806,968	$18,425,372	$95,480,574	$103,826,431

Change in net unrealized security gains	(7,656,970)	1,255,643	11,563,741	(26,984,984)

Comprehensive income	$24,149,998	$19,681,015	$107,044,315	$76,841,447

Cash Flow Statement
Nine Months Ended on September 30, 2013 and 2014

	9 months	ended on
	Sep 30, 2013	Sep 30, 2014

Net income	$95,480,574	$103,826,431
Depreciation and amortization expense	9,477,241	11,187,927
Gain on sale of marketable security	(2,544,113)	(41,381,522)
Gain on sale of fixed assets	(44,000)
Change in trade receivables, net of reserve	(2,987,340)	3,467,139
Change in other receivables and prepaid	(6,880,736)	(13,721,334)
Change in accounts payable	593,116	(378,713)
Change in taxes payable	(7,126,306)	763,105
Change in accrued expenses	(2,024,755)	(10,671,275)
Change in deferred revenue	16,191,989	(12,509,208)
Change in deferred taxes, net	952,774	3,380,782
Change in tax reserves	3,146,113	2,068,422

Net cash from operations	104,234,557	46,031,754

Purchases of marketable securities	(20,937,683)	(24,482,878)
Sales of marketable securities	8,018,872	65,064,329
Purchases of fixed assets	(36,831,210)	(19,666,046)
Sales of fixed assets	60,000
Change in other assets	1,544,263	291,420

Net cash (used in) from investing	(48,145,758)	21,206,825

Sales of common stock	8,129,385
Dividends paid	(83,375,182)	(83,566,922)

Net cash used in financing	(75,245,797)	(83,566,922)

Net change in cash and equivalents	(19,156,998)	(16,328,343)
Cash and equivalents at beginning	55,248,919	42,481,997

Cash and equivalents at end	$36,091,921	26,153,654

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

The following table indicates the cost net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's securities. The unrealized gains and the unrealized losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized losses as of September 30, 2014 and has concluded that the unrealized losses are temporary in nature.

	Dec 31, 2013	Sep 30, 2014

Cost net of write-downs	$279,666,014	$280,466,086
Unrealized gains	95,805,377	76,992,048
Unrealized losses	(1,447,800)	(142,777)

Fair market value	$374,023,591	$357,315,357

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its September 30, 2014 carrying value.

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

	3 months	ended on	9 months	ended on
	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014

Net income	$31,806,968	$18,425,372	$95,480,574	$103,826,431
Average number of shares	37,095,781	37,140,854	37,095,781	37,140,854
Earnings per share	$0.86	$0.50	$2.57	$2.80

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

	3 months	ended on	9 months	ended on
	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014

Changes in unrealized gains	(6,102,986)	1,255,553	13,117,723	4,357,776
Reclassification of realized gains	(1,553,983)		(1,553,983)	(31,342,760)

Change in net unrealized gains	(7,656,970)	1,255,553	11,563,740	(26,984,984)

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

	3 months	ended on	9 months	ended on
	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014

United States	89%	90%	89%	90%
Canada	10%	9%	10%	9%
All others	1%	1%	1%	1%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2013	Sep 30, 2014	Change

Total revenue	$138,421,645	$123,444,726	(10.8%)
Operating income	39,096,189	25,659,626	(34.4%)
Net income	31,806,968	18,425,372	(42.1%)
Average number of shares	37,095,781	37,140,854	0.1%
Earnings per share	$0.86	$0.50	(42.1%)
Cash dividends per share	$0.75	$0.75

Total revenue from both existing and new customers decreased by $15.0 million. The decrease was composed of a $17.5 million reduction in product revenue due primarily to lower product bookings, offset by a $2.5 million addition in service revenue.

Operating expense decreased by $1.5 million or 1.6% due primarily to lower staff related expenses. The resultant operating income decreased by $13.4 million.

Other income decreased by $2.3 million due primarily to the prior period's marketable securities gain. Other expense remained the same. The resultant pretax income decreased by $15.7 million or 34.9%.

MEDITECH's effective tax rate increased from 29.3% to 37.1% due primarily to the prior period's inclusion of 2012's research tax credit. Net income decreased by $13.4 million due primarily to lower operating profit and higher taxes.

Operating	9 months	ended on	Percent
Results	Sep 30, 2013	Sep 30, 2014	Change

Total revenue	$433,638,496	$393,236,268	(9.3%)
Operating income	125,091,806	88,728,122	(29.1%)
Net income	95,480,574	103,826,431	8.7%
Average number of shares	37,095,781	37,140,854	0.1%
Earnings per share	$2.57	$2.80	8.6%
Cash dividends per share	$2.25	$2.25

Total revenue from both existing and new customers decreased by $40.4 million. The decrease was composed of a $46.5 million reduction in product revenue due primarily to lower product bookings, offset by a $6.1 million addition in service revenue.

Operating expense decreased by $4.0 million or 1.3% due primarily to lower staff related expenses. The resultant operating income decreased by $36.4 million.

Other income increased by $41.0 million due primarily to the current period's gains on impaired marketable securities sold. Other expense increased $0.7 million. The resultant pretax income increased by $4.0 million or 2.9%.

MEDITECH's effective tax rate decreased from 30.2% to 26.2% due primarily to the current period's reduced taxes on gains from the sale of impaired marketable securities offset by the prior period's inclusion of 2012's research tax credit. Net income increased by $8.3 million due primarily to security gains.

Financial Condition	Dec 31, 2013	Sep 30, 2014

Working capital	$366,107,324	$353,152,559
Total assets	716,476,005	701,991,335
Total liabilities	130,231,196	122,472,001
Shareholder equity	586,244,809	579,519,334
Outstanding number of shares	37,140,854	37,140,854
Shareholder equity per share	$15.78	$15.60

Accrued expenses decreased by $10.7 million during the period primarily to the payment of $46.0 million in bonuses applicable to 2013 offset by the accrual of $34.1 million in bonus expenses applicable to 2014.

Deferred taxes increased by $12.9 million during the period due primarily to changes in the fair market value of marketable securities.

At September 30, 2014 MEDITECH's cash, cash equivalents and marketable securities totaled $383.5 million. Marketable securities consisted of preferred and common equities. For the first nine months of 2014 cash flow from operations was $46.0 million, cash flow from investing was $21.2 million and cash flow used in financing was $83.6 million. The payment of $83.6 million in dividends to shareholders was the primary use of cash generated by operating activities during the period.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2014 was $579.5 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, and due to the material weakness in internal control over financial reporting as described below, MEDITECH'S disclosure controls and procedures were not effective as of September 30, 2014 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3rd quarter of 2014. However, during the 3rd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: no shares in July, 24,475 shares in August at $45 per share and 7,695 shares in September at $45 per share for a total of $1,447,650.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

In October 2013, we discovered certain errors in our revenue recognition practices which affected our reported revenues and related expenses. Upon learning of these errors, we worked with the Audit Committee of MEDITECH's Board of Directors, an independent consultant and MEDITECH's independent registered public accounting firm to determine what changes, if any, to MEDITECH's accounting practices were appropriate. Upon conclusion we began the implementation of changes to our revenue recognition practices and our internal controls over financial reporting. At September 30, 2014 we have essentially completed implementation of our remediation program. We now move into our final verification process during the fourth quarter of 2014 to confirm controls are effective. As a result of this, we were delayed in filing our Form 10-Q for the 3rd quarter of 2013, our Form 10-K for the year ended December 31, 2013 and our Form 10-Q for the 1st, 2nd and 3rd quarters of 2014.

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