Form 10-K
period 2014-12-31
Medical Information Technology, Inc.
filed 2015-03-13
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

No public trading market exists for the registrant's common stock. There were 37,165,854 shares of common stock, $1.00 par value, outstanding at December 31, 2014.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture, license and support computer software products for the hospital market. For 2014 combined product and service revenue was $517.0M, operating income was $108.9M and net income was $123.5M. Product bookings were $175.9M and the resultant year-end product backlog was $165.9M. By year-end MEDITECH had almost 4,000 staff members, and over 2,400 active healthcare sites throughout the United States, Canada and the United Kingdom.

HEALTHCARE SOFTWARE

At the beginning MEDITECH developed a software product to automate one of the main departments in a hospital, the clinical laboratory which performs various diagnostic tests on blood or urine specimens. Within a few years, this product became standardized, thereby requiring minimal adaptation to meet the individual needs of a typical customer. MEDITECH extended the concept and developed additional software products for the rest of a hospital's clinical departments. Eventually, it moved into the financial area by developing a hospital billing and accounts receivable product as well as various general accounting products. More recently, as healthcare organizations have increased the breadth of their services, MEDITECH has expanded its offering to include software that operates in home healthcare, ambulatory, mental health and long-term care settings.

Although the individual products could be operated in a stand alone fashion, a healthcare organization achieved maximum effectiveness when they were used in an integrated mode, sharing access to the common clinical and financial records. This concept ultimately led to MEDITECH developing the so-called hospital information system, a cohesive set of software products designed from the outset to work in conjunction with the overall operation of the hospital and to minimize the need for specialized interfaces. Today we call this an Electronic Health Record which MEDITECH calls its EHR.

COMPUTER HARDWARE

Sophisticated software, such as MEDITECH's, requires extensive computer and communication equipment to function. In spite of this, MEDITECH limits itself to specifying the aggregate components needed as well as suggesting typical configurations from certain hardware vendors. The responsibility is left to the hospital to purchase the requisite hardware and secure a continuing source of maintenance service for it.

The hardware components traditionally consist of a small set of central medium-sized computers and a large set of display terminals and printers distributed throughout the hospital. All of these elements are interconnected by means of a standard high speed communication network. The computers execute the software and include large disk subsystems containing the permanent and common clinical, administrative and financial records of the hospital.

Hardware technology evolves rapidly, and the current trend has been to replace the display terminals with desktop and handheld computers, thereby forming a client server network. In this mode of operation, the central computers become the file servers while software is executed locally on the client computer which makes file requests to the servers.

LICENSED SOFTWARE

MEDITECH requires a healthcare customer to sign a standard software license agreement prior to product delivery, implementation and subsequent service of the software. This agreement specifies a front end product fee and a front end implementation fee, both of which are payable over the implementation process, and a monthly service fee after the site goes live. In addition to precluding ownership and restricting transfer, the license minimizes liability arising from incorrect operation of the software.

MEDITECH generally bases its product fee on a customer's net patient revenue across all of its sites, and sets its implementation fee on the total number of installations. As a result larger organizations pay more than smaller organizations. The monthly service fees are typically 1% of the product fees. A typical 150 bed acute care hospital which licenses much of our software might incur a $3,000,000 product fee, a $1,000,000 implementation fee and a $30,000 monthly service fee. An order is booked when a signed software license and a 10% deposit are received.

STAFF ORGANIZATION

MEDITECH is organized into functional units grouped around product development, sales and marketing, implementation, customer service, accounting and facility operations. MEDITECH staff work in eleven company owned facilities - eight in the greater Boston area, one in Atlanta and two in the Minneapolis area.

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

IMPLEMENTATION

To ensure a successful implementation, the staff must properly train a core group of customer personnel about the operation of the software and how to use it in their daily activity. To avoid interruptions from normal activities, MEDITECH requires the customer personnel to come to its offices in the Boston area for intensive training sessions.

As training proceeds, the implementation staff customizes certain dictionaries to fit the specific need of the environment, provides interfaces to non-MEDITECH systems and assists the customer in converting data from legacy systems. In addition, MEDITECH delivers, installs and tests the licensed software on the customer's hardware. MEDITECH utilizes remote access communication technology to minimize the need to travel.

CUSTOMER SERVICE

Once an organization goes live, the responsibility of maintaining the customer is transferred to the service staff. MEDITECH provides 24 hour a day service coverage to these customers in order to respond to problem calls. In addition, the staff updates customers with new releases of the software products as they become available. To ensure the continuing education of the staff, MEDITECH runs seminars on the use of its products.

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 200 hospitals and has been MEDITECH's largest customer for many years. HCA represented 7% of MEDITECH revenues in 2014.

COMPETITION

The market for healthcare information systems is subject to the technological imperative. Accordingly, MEDITECH has a completely integrated set of application products, implements them successfully, provides ongoing maintenance including updates and continues the developmental process. MEDITECH's competitors who make similar claims include Epic, Cerner, McKesson and CPSI. In addition, there are competitors for components of MEDITECH's offerings. MEDITECH does not offer the breadth of products and services which some of the competition offers nor does some of the competition offer what MEDITECh offers. MEDITECH focuses exclusively on the healthcare information system software market and believes it competes favorably in this market.

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

Item 1A - Risk Factors

There are numerous risk factors which may affect future results of operations. The healthcare industry is highly regulated and is subject to changing economic and political influences. Federal and state legislatures could modify the healthcare system in respect to reimbursement and financing. Healthcare organizations may respond to these pressures by delaying the purchase of new information systems. Previous volatility in the market place such as that due to Y2K concerns and September 11th could reappear and cause delays. The Health Insurance Portability and Accountability Act of 1996 directly impacts the industry by specifying standards to protect the security and confidentiality of patient information. It may be possible for patients to bring claims against software providers regarding injuries due to errors. Healthcare organizations consolidating into an integrated healthcare delivery system may be able to negotiate price reductions. Finally, MEDITECH is dependent on a cohesive group of long time senior managers and staff with vast experience in the hospital industry and software technology.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At year-end 2014 MEDITECH owned 11 facilities containing almost 1.6 million square feet of office space, all being well maintained Class A properties, 8 in the greater Boston area, 1 in Atlanta and 2 in the Minneapolis area. MEDITECH occupies 81% of the space and the remainder is leased to various tenants. One of the facilities is currently being partially renovated and will be put to use as a conference center in 2015. MEDITECH has adequate space for its reasonable needs in the near future.

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

During 2014 MEDITECH did not repurchase any of its shares of common stock. However, during 2014 the MEDITECH Profit Sharing Trust purchased 72,463 shares at $45.00 per share from existing shareholders in individual private transactions for an aggregate consideration of $3,260,835. In addition, during 2014 the Trust purchased 455,555 shares at $45.00 per share from the charitable foundations of two MEDITECH founders for an aggregate consideration of $20,499,975.

During February 2014 pursuant to the 2004 Stock Purchase Plan, no shares of its common stock were offered or sold to its staff members. During December 2014 Meditech contributed $9,375,000 in cash and 25,000 shares of stock valued at $1,125,000 to the MEDITECH Profit Sharing Trust. At December 31, 2014, there were 2,083 shareholders of record of MEDITECH's common stock and 37,165,854 shares outstanding. MEDITECH has paid quarterly cash dividends continuously since 1980 and such annual Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

MEDITECH's financial statements are presented in this 10-K. The results include the effect of the 1st quarter 2011 acquisition of LSS. Selected financial data for the past 5 years ended December 31 are as follows:

	2010	2011	2012	2013	2014

Full Year Operations:
Total revenue	$459,098,488	$545,224,384	$597,838,787	$579,645,457	$517,002,274
Operating income	154,766,067	182,985,224	191,605,850	163,615,515	108,931,963
Net income	108,825,304	124,001,302	130,546,535	133,328,172	123,508,355
Average shares	36,055,853	36,411,749	36,777,380	37,102,883	37,142,937
Net income/share	$3.02	$3.41	$3.55	$3.59	$3.33
Year End Position:
Total assets	$522,481,622	$596,101,938	$647,188,025	$716,476,005	$701,709,646
Total liabilities	95,301,123	110,161,795	109,391,458	130,231,196	125,382,586
Shareholder equity	427,180,499	485,940,143	537,796,567	586,244,809	576,327,060
Shares outstanding	36,186,164	36,541,348	36,935,201	37,140,854	37,165,854
Shareholder equity/share	$11.81	$13.30	$14.56	$15.78	$15.51
Other Financial Data:
Working capital	$253,946,911	$311,334,321	$355,756,499	$366,107,324	$349,807,786
Operating cash flow	128,263,540	140,922,586	139,841,329	130,019,640	73,250,910
Depreciation & amortization	9,880,412	10,740,217	11,810,960	12,934,306	15,039,444
Cash dividends/share	$2.40	$2.68	$2.88	$3.00	$3.00

Item 7 - Management's Discussion and Analysis of Operating Results and Financial Condition

Comparison of Fiscal Years ended December 31, 2013 and 2014:

Total revenue from both existing and new customers decreased $62.6 million or 10.8% from $579.6 million in 2013 to $517.0 million in 2014. It was composed of a $73.2 million reduction in product revenue due primarily to lower product bookings, offset by a $10.6 million addition in service revenue.

Operating expense decreased $8.0 million or 1.9% from $416.0 million in 2013 to $408.1 million in 2014 due primarily to lower staff related costs. The resultant operating income decreased $54.7 million or 33.4% from $163.6 million in 2013 to $108.9 million in 2014.

Other income increased $31.7 million due primarily to the current period's gains from the sale of previously impaired marketable securities. Other expense decreased by $0.3 million. The resultant pretax income decreased $22.7 million or 12.1% from $187.3 million in 2013 to $164.6 million in 2014.

MEDITECH's effective tax rate decreased from 28.8% in 2013 to 25.0% in 2014 due primarily to the current period's reduced taxes on gains from the sale of previously impaired marketable securities offset by the prior period's inclusion of 2012's research tax credit. The resultant net income decreased $9.8 million or 7.4% from $133.3 million in 2013 to $123.5 million in 2014.

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

Financial Condition:

At December 31, 2014 MEDITECH's cash, cash equivalents and marketable securities totaled $384.8 million. Marketable securities consisted of preferred and common equities. During 2014 cash flow from operations was $73.3 million, cash flow from investing was $16.8 million and cash flow used in financing was $111.4 million. The payment of $111.4 million in dividends to shareholders was the primary use of cash generated by operating and investing activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2014 was $576.3 million. During 2014 management expended $24.1 million for updated facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Critical Accounting Policies and Estimates:

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

Item 8 - Financial Statements and Supplemental Data

Financial Statements of Medical Information Technology, Inc.
As of December 31, 2012, 2013 and 2014
Report of Independent Registered Public Accounting Firms

To the Board of Directors and Shareholders of Medical Information Technology, Inc.:

We have audited the accompanying balance sheet of Medical Information Technology as of December 31, 2014 and the related statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Information Technology as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Wolf & Company, P.C.
Boston, Massachusetts
March 13, 2015

To the Board of Directors and Shareholders of Medical Information Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Medical Information Technology, Inc. as of December 31, 2012 and 2013, and the related consolidated statements of income and comprehensive income, shareholder equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Information Technology, Inc. at December 31, 2012 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP
Boston, Massachusetts
September 25, 2014

Balance Sheets
as of December 31, 2012, 2013 and 2014

	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014

Cash and equivalents	$55,248,919	$42,481,997	$21,089,887
Marketable securities	329,655,272	374,023,591	363,742,759
Trade receivables, net of reserve	48,250,846	50,638,740	48,572,645
Other receivables and prepaid	4,756,102	10,681,915	20,496,029
Deferred taxes	9,457,643	-	-

Current assets	447,368,782	477,826,243	453,901,320

Computer equipment	14,245,358	13,416,004	14,546,084
Furniture and fixtures	64,611,731	67,845,622	71,174,810
Buildings	189,997,036	225,948,241	245,099,444
Land	40,329,565	42,730,565	42,233,123
Accumulated depreciation	(125,994,543)	(133,505,381)	(146,165,740)

Fixed assets	183,189,147	216,435,051	226,887,721

Other assets	16,630,096	15,317,332	13,627,126
Deferred taxes	-	6,897,379	7,293,479

Total assets	$647,188,025	$716,476,005	$701,709,646

Accounts payable	$136,846	$1,534,485	$479,882
Taxes payable	4,863,915	2,054,703	3,869,303
Accrued expenses	55,098,832	53,976,811	45,125,716
Deferred revenue	31,512,690	35,503,326	20,093,200
Deferred taxes	-	18,649,594	34,525,433

Current liabilities	91,612,283	111,718,919	104,093,534

Tax reserves	17,779,175	18,512,277	21,289,052

Total liabilities	109,391,458	130,231,196	125,382,586

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
36,935,201 shares in 2012, 37,140,854 shares
in 2013 and 37,165,854 shares in 2014	36,935,201	37,140,854	37,165,854
Additional paid-in capital	111,659,227	120,707,959	121,807,959
Retained income	333,185,351	355,301,450	367,387,243
Unrealized security gains, net of tax	56,016,788	73,094,546	49,966,004

Shareholder equity	537,796,567	586,244,809	576,327,060

Total liabilities and shareholder equity	$647,188,025	$716,476,005	$701,709,646

The accompanying notes are an integral part of these financial statements.

Statements of Income and Comprehensive Income
for the Years Ended December 31, 2012, 2013 and 2014

	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014

Product revenue	$316,421,596	$278,319,450	$205,070,319
Service revenue	281,417,191	301,326,007	311,931,955

Total revenue	597,838,787	579,645,457	517,002,274

Operations, development	283,479,355	292,369,166	296,636,408
Selling, G & A	122,753,583	123,660,776	111,433,903

Operating expense	406,232,938	416,029,942	408,070,311

Operating income	191,605,849	163,615,515	108,931,963

Other income	26,520,935	30,736,707	62,403,762
Other expense	6,021,904	7,028,101	6,715,088

Pretax income	212,104,880	187,324,121	164,620,637

State income tax	15,422,805	8,015,067	9,037,753
Federal income tax	66,135,540	45,980,882	32,074,529

Income tax	81,558,345	53,995,949	41,112,282

Net income	$130,546,535	$133,328,172	$123,508,355

Change in net unrealized gains	9,840,015	17,077,757	(23,128,542)

Comprehensive income	$140,386,550	$150,405,929	$100,379,813

The accompanying notes are an integral part of these financial statements.

Statements of Shareholder Equity
for the Years Ended December 31, 2012, 2013 and 2014

	Common Stock Paid-in capital	Retained income	Other Comprehensive	Shareholder equity

Balance, December 31, 2011	$131,358,749	$308,404,621	$46,176,773	$485,940,143
Issuance of common stock pursuant
to the 2004 Stock Purchase Plan	10,485,679			10,485,679
Issuance of common stock
to the Profit Sharing Plan	6,750,000			6,750,000
Net income		130,546,535		130,546,535
Change in net unrealized security gains			9,840,015	9,840,015
Dividends paid		(105,765,806)		(105,765,806)

Balance, December 31, 2012	$148,594,428	$333,185,351	$56,016,788	$537,796,567
Issuance of common stock pursuant
to the 2004 Stock Purchase Plan	8,129,385			8,129,385
Issuance of common stock
to the Profit Sharing Plan	1,125,000			1,125,000
Net income		133,328,172		133,328,172
Change in net unrealized security gains			17,077,758	17,077,758
Dividends paid		(111,212,073)		(111,212,073)

Balance, December 31, 2013	$157,848,813	$355,301,450	$73,094,546	$586,244,809
Issuance of common stock
to the Profit Sharing Plan	1,125,000			1,125,000
Net income		123,508,355		123,508,355
Change in net unrealized security gains			(23,128,542)	(23,128,542)
Dividends paid		(111,422,562)		(111,422,562)

Balance, December 31, 2014	$158,973,813	$367,387,243	$49,966,004	$576,327,060

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
for the Years Ended December 31, 2012, 2013 and 2014

	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014

Net income	$130,546,535	$133,328,172	$123,508,355
Depreciation and amortization expense	11,810,960	12,934,306	15,039,444
Stock contributions to qualified profit sharing plan	6,750,000	1,125,000	1,125,000
Gain on sales of marketable securities	(17,002,131)	(11,906,501)	(41,381,522)
Gain on sale of fixed assets	-	(44,000)	-
Deferred taxes on unrealized securities gain, net	(759,398)	-	-
Change in trade receivables, net of reserve	7,808,169	(2,387,893)	2,066,095
Change in other receivables and prepaid	465,218	(5,925,814)	(9,814,114)
Change in accounts payable	(189,435)	1,397,639	(1,054,603)
Change in taxes payable	(349,560)	(2,809,212)	1,814,600
Change in accrued expenses	4,071,707	(1,122,021)	(8,851,095)
Change in deferred revenues	(9,518,187)	3,990,636	(15,410,126)
Change in deferred taxes	987,312	706,226	3,432,101
Change in tax reserves	5,220,138	733,102	2,776,775

Net cash from operating activities	139,841,329	130,019,640	73,250,910

Purchases of marketable securities	(74,368,224)	(20,937,683)	(24,482,878)
Sales of marketable securities	49,669,265	26,057,254	65,064,329
Purchases of fixed assets	(26,540,112)	(46,196,210)	(24,131,455)
Sales of fixed assets	-	60,000	-
Change in other assets	2,079,768	1,312,764	329,546

Net cash (used in) from investing activities	(49,159,303)	(39,703,875)	16,779,542

Sales of common stock	10,485,679	8,129,385	-
Dividends paid	(105,765,806)	(111,212,072)	(111,422,562)

Net cash used in financing activities	(95,280,127)	(103,082,687)	(111,422,562)

Net change in cash and equivalents	(4,598,101)	(12,766,922)	(21,392,110)
Cash and equivalents at beginning of year	59,847,020	55,248,919	42,481,997

Cash and equivalents at end of year	$55,248,919	$42,481,997	$21,089,887

Supplemental Disclosure:
Cash paid for income taxes	$73,547,193	$55,910,698	$40,726,970

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements December 31, 2014

Note 1. Significant Accounting Policies

MEDITECH is engaged in the development, manufacture, licensing and support of computer software products for the hospital market. The principal market for its products consists of healthcare providers located primarily in the United States and Canada.

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

MEDITECH follows the provisions of ASC 605-45-15, Reimbursements Received for Out-of-Pocket Expenses. Such expenses are characterized as product revenue with offsetting operating expense included in the income statement.

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

Financial instruments that potentially subject MEDITECH to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. MEDITECH places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom MEDITECH makes substantial sales. To reduce risk, MEDITECH routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. MEDITECH maintains a reserve for doubtful accounts but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As December 31, 2014 HCA-The Healthcare Company represented 7% of the outstanding trade receivables.

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

The unrealized gains and losses have been accounted for within comprehensive income. MEDITECH determined no unrealized losses existed as of December 31, 2014. The following table indicates the cost net of write-downs, unrealized gains, unrealized losses and fair market value of MEDITECH's securities for the three years ended December 31.

	2012	2013	2014

Cost net of write-downs	$272,879,085	$279,666,014	$280,466,086
Unrealized gains	58,012,812	95,805,377	83,276,673
Unrealized losses	(1,236,625)	(1,447,800)	-

Fair market value	$329,655,272	$374,023,591	$363,742,759

Note 3. Reserve for Doubtful Accounts

The components of the reserve for doubtful accounts for the three years ended December 31 are as follows:

	2012	2013	2014

Reserve at beginning of year	$1,500,000	$1,575,000	$1,575,000
Amounts charged to expense	144,434	7,714	28,342
Amounts written off	(69,434)	(7,714)	(28,342)

Reserve at end of year	$1,575,000	$1,575,000	$1,575,000

Note 4. Deferred Taxes

Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expense for tax purposes. Current deferred tax assets consist of prepaid tax on accrued expenses. Long term deferred tax assets consist of prepaid tax on deposits and tax reserves. Current deferred tax liabilities consist primarily of tax on unrealized gains. Net deferred taxes changed from an asset to a liability in 2013 primarily as a result of an increase in fair market value of marketable securities. The components of net deferred taxes for the three years ended December 31 are as follows:

	2012	2013	2014

Current deferred tax asset	$9,457,643	-	-
Long term deferred tax asset	-	$6,897,379	$7,293,479
Current deferred tax liability	-	(18,649,594)	(34,525,433)

Net deferred tax asset (liability)	$9,457,643	($11,752,215)	($27,231,954)

Note 5. Fixed Assets

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

Note 6. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its December 31, 2014 carrying value.

During the 2nd quarter 2007 MEDITECH acquired Patient Care Technologies, Inc. (PtCT), a company engaged in the development, manufacture, licensing and support of computer software products for the home healthcare market. MEDITECH accounted for this acquisition under the purchase method of accounting in accordance with ASC 805-10, Business Combinations. PtCT merged with and into MEDITECH effective December 31, 2009.

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

MEDITECH follows the provisions of ASC 350-20-35 Intangibles and Goodwill Impairment Evaluation - Qualitative Testing. MEDITECH annually assesses qualitative factors of its goodwill and intangible assets for impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The evaluation assesses all relevant economic, industry, regulatory, and legal facts and circumstances as well as overall performance. If, after assessing the totality of such facts and circumstances, MEDITECH determines that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further goodwill impairment testing is necessary. In accordance with ASC 805-10 and ASC 350-20-35, on December 31, 2014, MEDITECH concluded no impairment was needed on a qualitative testing basis. The components of other assets for the three years ended December 31 are as follows:

	2012	2013	2014

Investments	$1,440,061	$1,440,061	$1,440,061
Mortgage Notes	828,200	716,000	591,200
Goodwill & Intangibles	10,761,835	9,080,431	7,346,467
Other	3,600,000	4,080,840	4,349,398

Other assets	$16,630,096	$15,317,332	$13,627,126

Note 7. Accrued Expenses

The components of accrued expenses for the three years ended December 31 are as follows:

	2012	2013	2014

Accrued bonuses	$47,628,625	$45,985,000	$37,245,000
Accrued vacation	4,707,000	4,813,000	5,108,000
Other	2,763,207	3,178,811	2,772,716

Accrued expenses	$55,098,832	$53,976,811	$45,125,716

Note 8. Tax Reserves

Tax reserves relate to the uncertainty of domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2011 through 2014 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. MEDITECH accounts for the annual change in tax reserves as part of its provision for income taxes. The components of tax reserves for the three years ended December 31 are as follows:

	2012	2013	2014

Potential tax assessment	$11,407,396	$8,597,502	$9,040,063
Interest and penalties	6,371,779	9,914,775	12,248,989

Tax reserves	$17,779,175	$18,512,277	$21,289,052

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

	2012	2013	2014

Total revenues	$597,838,787	$579,645,457	$517,002,274

United States	91%	88%	89%
Canada	8%	10%	9%
All Others	1%	2%	2%

Largest customer	7%	8%	7%

Note 10. Other Income

Other income consists primarily of rents, dividends, interest and realized marketable security activity. The components of other income for the three years ended December 31 are as follows:

	2012	2013	2014

Rents	$5,618,754	$5,819,428	$6,792,908
Dividends	13,384,989	13,782,326	14,145,698
Interest	109,439	216,102	83,634
Security gains	9,386,721	11,906,501	41,381,522
Other	(1,978,968)	(987,650)	-

Other income	$26,520,935	$30,736,707	$62,403,762

Note 11. Other Expense

Other expense consists primarily of rental costs and charitable contributions. The components of other expense for the three years ended December 31 are as follows:

	2012	2013	2014

Rental costs	$4,614,584	$4,827,413	$5,804,562
Charitable contributions	840,000	890,000	815,000
Other	567,320	1,310,688	95,526

Other expense	$6,021,904	$7,028,101	$6,715,088

Note 12. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. The current and deferred components of the State and Federal income taxes for the three years ended December 31 are as follows:

	2012	2013	2014

State current	$15,265,930	$7,520,390	$8,652,777
State deferred	156,875	494,677	384,976

State income tax	$15,422,805	$8,015,067	$9,037,753

Federal current	$65,300,099	$45,769,333	$29,027,406
Federal deferred	835,441	211,549	3,047,123

Federal income tax	$66,135,540	$45,980,882	$32,074,529

Note 13. Income Tax Rate

During 2008, MEDITECH recorded an impairment loss of $41 million on marketable securities. A deferred tax asset was not recognized because unrealized gains were not available at the time of impairment. In 2014 the previously impaired marketable securities were sold and MEDITECH realized a tax benefit of $16.4 million upon the sale. The effective income tax rate for the three years ended December 31 is as follows:

	2012	2013	2014

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
Increase in taxes resulting from state income
taxes, net of federal income tax benefit	4.7%	2.8%	3.6%
Dividend income exclusion	(1.5%)	(1.8%)	(2.1%)
Federal R&D tax credit	0.0%	(4.3%)	(2.5%)
Realized gain on the sale of previously
impaired marketable securities	0.0%	0.0%	(8.8%)
Other	0.3%	(2.9%)	(0.2%)

Effective tax rate	38.5%	28.8%	25.0%

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

	2012	2013	2014

Net income	$130,546,535	$133,328,172	$123,508,355
Average number of shares	36,777,380	37,102,883	37,142,937
Earnings per share	$3.55	$3.59	$3.33

Note 15. Comprehensive Income Presentation

Effective January 1, 2012 MEDITECH adopted the provisions of ASU 2011-05, Presentation of Comprehensive Income, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as net unrealized gains or losses on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. In MEDITECH's case net income plus the change in net unrealized security gains or losses after tax is shown as comprehensive income in the income statement.

	2012	2013	2014

Changes in unrealized gains	$13,711,490	$24,646,378	$8,214,218
Reclassification of realized gains	(3,871,475)	(7,568,621)	(31,342,760)

Net change in unrealized gains	$9,840,015	$17,077,757	($23,128,542)

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

	2012	2013	2014

Cash	$5,400,000	$10,875,000	$9,375,000
150,000 shares at $45 per share	6,750,000
25,000 shares at $45 per share		1,125,000	1,125,000

	$12,150,000	$12,000,000	$10,500,000

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

Note 19. Supplemental Data

Unaudited operating results by quarter for the three years ended December 31 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2012

Total revenue	$145,866,167	$149,004,750	$152,110,955	$150,856,915	$597,838,787
Operating income	46,781,499	47,911,499	49,368,821	47,544,031	191,605,849
Net income	30,843,225	33,797,188	33,903,606	32,002,517	130,546,535
Net income per share	$0.84	$0.92	$0.92	$0.87	$3.55

	1st Q	2nd Q	3rd Q	4th Q	2013

Total revenue	$151,183,057	$144,033,794	$138,421,645	$146,006,961	$579,645,457
Operating income	45,610,303	40,385,314	39,096,189	38,523,709	163,615,515
Net income	35,479,098	28,194,508	31,806,968	37,847,598	133,328,172
Net income per share	$0.96	$0.76	$0.86	$1.01	$3.59

	1st Q	2nd Q	3rd Q	4th Q	2014

Total revenue	$130,701,929	$139,089,612	$123,444,726	$123,766,007	$517,002,274
Operating income	29,113,794	33,954,701	25,659,626	20,203,842	108,931,963
Net income	61,844,708	23,556,349	18,425,372	19,681,926	123,508,355
Net income per share	$1.67	$0.63	$0.50	$0.53	$3.33

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 3, 2014, we dismissed Ernst & Young LLP ("E&Y") as our independent registered public accounting firm which dismissal was ratified by the Audit Committee of the Company's Board of Directors on October 3, 2014.

During the fiscal years ended December 31, 2012 and 2013, E&Y's reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2012 and 2013 and the subsequent interim period through October 3, 2014, (i) there were no disagreements with EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to EY's satisfaction, would have caused EY to make reference to the subject matter in connection with their reports on the Company's financial statements for such years; and (ii) there were no reportable events, within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K, except for the identification of material weaknesses in the Company's internal control over financial reporting as described in Item 9A of the Company's Form 10-K for the year ended December 31, 2013.

On November 20, 2014 the Audit Committee of the Company's Board of Directors approved the engagement of Wolf & Company, P.C. ("Wolf") as its independent registered public accounting firm for the Company's fiscal year ending December 31, 2014.

During the years ended December 31, 2012 and 2013 and the subsequent interim period through December 12, 2014, the date of engagement of Wolf, the Company did not consult with Wolf regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at December 31, 2014 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework (1992 Framework). Based on this assessment, we believe that as of December 31, 2014, MEDITECH's internal control over financial reporting was effective based on said criteria.

We have made changes to our internal control over financial reporting as noted below. During the fourth quarter of 2014, MEDITECH completed all staff education and software system modifications designed to rectify material weaknesses in our revenue recognition and internal control processes. Verification to confirm controls are effective has also been completed at December 31, 2014.

Item 9B - Other Information`

In October 2013, we discovered certain errors in our revenue recognition practices which affected our reported revenues and related expenses. Upon learning of these errors, we worked with the Audit Committee of MEDITECH's Board of Directors, an independent consultant and MEDITECH's independent registered public accounting firm to determine what changes, if any, to MEDITECH's accounting practices were appropriate. Upon conclusion we began the implementation of changes to our revenue recognition practices and our internal controls over financial reporting to remediate material weaknesses discovered. At December 31, 2014 we had completed implementation of our remediation program. During the fourth quarter of 2014 we verified and confirmed controls now in place are effective. The process was lengthy. As a result of this, we were delayed in filing our Form 10-Q for the 3rd quarter of 2013, our Form 10-K for the year ended December 31, 2013 and our Form 10-Q for the 1st, 2nd and 3rd quarters of 2014.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2014, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	72	Chairman and Director
Lawrence A. Polimeno	73	Vice Chairman and Director
Howard Messing	62	President, Chief Executive Officer and Director
Roland L. Driscoll	85	Director
Edward B. Roberts	79	Director
L. P. Dan Valente	84	Director
Barbara A. Manzolillo	62	Treasurer and Chief Financial Officer
Stuart N. Lefthes	61	Senior Vice President of Sales
Christopher Anschuetz	62	Senior Vice President of Technology
Robert G. Gale	68	Senior Vice President of Product Development
Steven B. Koretz	62	Senior Vice President of Client Services
Hoda Sayed-Friel	56	Executive Vice President of Strategy and Client Services
Michelle O'Connor	48	Executive Vice President of Product Development
Leah Farina	47	Vice President of Client Services
Helen Waters	50	Vice President of Sales and Marketing
Scott Radner	49	Vice President of Technology

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

Hoda Sayed-Friel has been the Executive Vice President of Strategy and Client Services since 2012, was Vice President of Marketing prior to that, and has been with MEDITECH since 1986.

Michelle O'Connor has been the Executive Vice President of Product Development since 2012, was Vice President of Product Development prior to that, and has been with MEDITECH since 1988.

Leah Farina has been the Vice President of Client Services since 2010, was a Senior Manager prior to that, and has been with MEDITECH since 1989.

Helen Waters has been the Vice President of Sales and Marketing since 2010, was a Senior Manager prior to that, and has been with MEDITECH since 1990.

Scott Radner has been the Vice President of Technology since 2011, was a Senior Manager prior to that, and has been with MEDITECH since 1990.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. During 2014 the Board held 4 regularly scheduled quarterly meetings and all 6 members attended all 4 meetings. Messrs. Driscoll, Roberts and Valente are "independent" as defined by the rules of the NYSE and NASDAQ. The Board of Directors has an Audit Committee and a Charitable Contribution Committee. During 2014 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPAs and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The committee met 9 times in 2014 to review accounting practices and advise MEDITECH's CFO. In addition, the committee met with MEDITECH's Independent Registered Public Accounting firm and reviewed MEDITECH's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2014 the committee contributed $815,000 to 42 cultural, educational and social service organizations within the greater Boston area.

The Board of Directors does not have a Compensation Committee nor a Nominating Committee. Instead, the full Board, because of its small size, carries out the duties of both Committees. The Board annually establishes the criteria for and the total amount of the Officer Bonus and thereafter sets the salary and bonus amount for each of the officers. The Board considers a broad range of characteristics related to qualifications, background and diversity of nominees based on MEDITECH's current business needs. The Board has not adopted written guidelines regarding nominees for Director.

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

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

A. Neil Pappalardo	2014	$240,000	$19,377	$0	$0	$259,377
Chairman and	2013	240,000	449,042	0	0	689,042
Director	2012	240,000	626,757	0	0	866,757

Lawrence A. Polimeno	2014	$180,000	$19,377	$69,401	$4,382	$273,160
Vice Chairman and	2013	180,000	224,042	80,092	5,286	489,420
Director	2012	180,000	326,757	94,593	5,751	607,101

Howard Messing	2014	$300,000	$19,377	$69,401	$4,382	$393,160
President, CEO and	2013	300,000	624,042	80,092	5,286	1,009,420
Director	2012	300,000	826,757	94,593	5,751	1,227,101

Barbara A. Manzolillo	2014	$252,000	$19,377	$69,401	$4,382	$345,160
Treasurer and CFO	2013	252,000	374,042	$80,092	$5,286	$711,420
	2012	252,000	426,757	94,593	5,751	779,101

Stuart N. Lefthes	2014	$252,000	$174,377	$69,401	$4,382	$500,160
Senior Vice President	2013	252,000	324,042	80,092	5,286	661,420
of Sales	2012	252,000	426,757	94,593	5,751	779,101

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

Compensation of Directors: During 2014 the 3 members of the Board of Directors who were not Officers of MEDITECH received a fee of $8,000 for each quarterly meeting fully attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of MEDITECH. The 2 members of the audit committee received an additional fee of $2,000 each per quarter.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2014 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	15,871,302	42.70%
MEDITECH Profit Sharing Trust*	6,187,939	16.65%
Ruderman Group	4,221,594	11.36%
Curtis W. Marble	2,500,000	6.73%
Grossman Group	2,061,144	5.55%
Lawrence A. Polimeno	975,000	2.62%
Edward B. Roberts	676,879	1.82%
Roland L. Driscoll	528,000	1.42%
Howard Messing	405,000	1.09%
Barbara A. Manzolillo	195,000	0.52%
Stuart N. Lefthes	113,000	0.30%
L. P. Dan Valente	100,000	0.27%
16 Directors and Officers as a Group*	19,256,881	51.81%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore has the power to vote its shares in addition to his own 9,683,363 shares. Likewise the number of shares indicated for the 16 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2014, the MEDITECH Profit Sharing Trust filed Forms 4 for its purchases of MEDITECH stock, but some of these filings were late. To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2014.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

A. Neil Pappalardo, Chairman and Director, purchased for cash from MEDITECH 25,000 shares of common stock at $43 per share in February 2012 and 25,000 shares of common stock at $45 per share in February 2013. He did not purchase any additional shares in February 2014.

Lawrence A. Polimeno, Vice Chairman and Director, purchased for cash from MEDITECH 5,000 shares of common stock at $43 per share in February 2012 and 5,000 shares of common stock at $45 per share in February 2013. He did not purchase any additional shares in February 2014.

Howard Messing, President, Chief Executive Officer and Director, purchased for cash from MEDITECH 12,000 shares of common stock at $43 per share in February 2012 and 5,000 shares of common stock at $45 per share in February 2013. He did not purchase any additional shares in February 2014.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk, purchased for cash from MEDITECH 5,000 shares of common stock at $43 per share in February 2012 and 5,000 shares of common stock at $45 per share in February 2013. She did not purchase any additional shares in February 2014.

Stuart N. Lefthes, Senior Vice President of Sales, purchased for cash from MEDITECH 5,000 shares of common stock at $43 per share in February 2012. He did not purchase any additional shares in February 2013 or February 2014.

Item 14 - Principal Accountant Fees and Services

During 2014, audit and non-audit services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information, and discussing various accounting, tax, and regulatory matters. Fees paid or to be paid for such services for the three years ended December 31 are as follows:

	2012	2013	2014

Annual audit and quarterly reviews	$293,560	$925,000	$250,000
Audit related to Profit Sharing Trust	15,750	20,000	17,500
Tax or all other matters	11,290	-	-

	$320,600	$945,000	$267,500

$600,000 of the 2013 annual audit fees set forth above relates to the revenue recognition matter described in Part II, Item 9B of this report. It is the policy of the Audit Committee to approve all audit and non-audit services to be provided to MEDITECH by its Independent Registered Public Accounting Firm and the above amounts were so approved.

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

Exhibit 23: Consent of Independent Registered Public Accounting Firms, Exhibit 31: Rule 13a-14(a) Certifications, Exhibit 32: Section 1350 Certifications and Exhibit 101: Interactive Data Files are appended to this report.

There were two reports filed on Form 8-K during the quarter ended December 31, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Howard Messing, Chief Executive Officer and President
(Signature)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

March 13, 2015
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2015.

A. Neil Pappalardo, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Howard Messing, President, CEO and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

L. P. Dan Valente, Director
(Signature)