Form 10-Q
period 2015-03-31
Medical Information Technology, Inc.
filed 2015-04-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2015

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

No public trading market exists for the registrant's common stock. There were 37,165,854 shares of Common Stock, $1.00 par value, outstanding at March 31, 2015.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet
December 31, 2014 and March 31, 2015

	Dec 31, 2014	Mar 31, 2015

Cash and equivalents	$21,089,887	$12,888,002
Marketable securities	363,742,759	326,589,009
Trade receivables, net of reserve	48,572,645	47,297,870
Other receivables and prepaid	20,496,029	18,578,198

Current assets	453,901,320	405,353,079

Computer equipment	14,546,084	14,711,704
Furniture and fixtures	71,174,810	71,563,510
Buildings	245,099,444	247,933,360
Land	42,233,123	42,137,323
Accumulated depreciation	(146,165,740)	(149,687,282)

Fixed assets	226,887,721	226,658,615

Other assets	13,627,126	13,082,785
Deferred taxes	7,293,479	6,550,122

Total assets	$701,709,646	$651,644,601

Accounts payable	$479,882	$815,190
Taxes payable	3,869,303	3,616,777
Accrued expenses	45,125,716	17,205,765
Deferred revenue	20,093,200	23,134,287
Deferred taxes	34,525,433	27,337,773

Current liabilities	104,093,534	72,109,792

Tax reserves	21,289,052	20,665,289

Total liabilities	125,382,586	92,775,081

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,165,854 shares in 2014 and 2015	37,165,854	37,165,854
Additional paid-in capital	121,807,959	121,807,959
Retained income	367,387,243	361,890,193
Unrealized after-tax security gains	49,966,004	38,005,514

Shareholder equity	576,327,060	558,869,520

Total liabilities and shareholder equity	$701,709,646	$651,644,601

Statements of Income and Comprehensive Income
Three Months Ended on March 31, 2014 and 2015

	3 months	ended on
	Mar 31, 2014	Mar 31, 2015

Product revenue	$55,665,102	$33,294,910
Service revenue	75,036,827	79,750,577

Total revenue	130,701,929	113,045,487

Operations, development	73,656,731	74,156,768
Selling, G & A	27,931,404	23,944,172

Operating expense	101,588,135	98,100,940

Operating income	29,113,794	14,944,547

Other income	46,673,431	16,458,717
Other expense	1,767,517	1,933,534

Pretax income	74,019,708	29,469,730

State income tax	2,650,000	1,016,000
Federal income tax	9,525,000	8,678,000

Income tax	12,175,000	9,694,000

Net income	$61,844,708	19,775,730

Change in unrealized after-tax security gains	(35,376,966)	(11,960,490)

Comprehensive income	$26,467,742	$7,815,240

Statements of Cash Flow
Three Months Ended on March 31, 2014 and 2015

	3 months	ended on
	Mar 31, 2014	Mar 31, 2015

Net income	$61,844,708	$19,775,730
Depreciation and amortization expense	4,034,141	3,802,792
Pre-tax gain on sale of marketable securities	(41,381,522)	(11,448,806)
Pre-tax gain on sale of fixed assets	-	(29,000)
Change in trade receivables, net of reserve	3,716,101	1,274,775
Change in other receivables and prepaid	(14,801,238)	1,917,832
Change in accounts payable	(683,387)	335,308
Change in taxes payable	1,417,431	(252,526)
Change in accrued expenses	(34,114,096)	(27,919,950)
Change in deferred revenue	(2,360,562)	3,041,087
Change in net deferred taxes	2,152,742	1,529,357
Change in tax reserves	686,622	(623,763)

Net cash used in operations	(19,489,060)	(8,597,164)

Purchases of marketable securities	(21,279,378)	-
Sales of marketable securities	65,064,328	28,668,406
Purchases of fixed assets	(4,391,300)	(3,388,238)
Sales of fixed assets	-	124,800
Change in other assets	149,526	263,091

Net cash from investing	39,543,176	25,668,059

Dividends paid	(27,855,640)	(25,272,780)

Net cash used in financing	(27,855,640)	(25,272,780)

Net change in cash and equivalents	(7,801,524)	(8,201,885)
Cash and equivalents at beginning	42,481,997	21,089,887

Cash and equivalents at end	$34,680,473	$12,888,002

Notes To Financial Statements

Note 1. Significant Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014 included in MEDITECH's Form 10-K filed on March 13, 2015. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

Note 2. Available For Sale Securities

MEDITECH follows the provisions of ASC 320-10, Investments - Debt and Equity Securities, which requires marketable securities be classified as trading, available-for-sale or held-to-maturity. MEDITECH classifies its marketable securities as available-for-sale and records them at fair value with any unrealized after-tax gains or losses reported as a component of shareholder equity. The fair value was determined based on quoted prices in active markets. ASC 320-10 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is temporary in nature. If the decline in fair value is not judged as such, the cost basis of the individual security shall be reduced to fair value and the amount of the write-down shall be reflected in earnings.

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

The following table indicates the original cost, unrealized pre-tax gains and losses, and fair market value of MEDITECH's marketable securities. The unrealized after-tax gains and losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized pre-tax losses as of March 31, 2015 and has concluded that these are temporary in nature.

	Dec 31, 2014	Mar 31, 2015

Original cost	$280,466,086	$263,246,486
Unrealized pre-tax gains	83,276,673	63,343,550
Unrealized pre-tax losses	-	(1,027)

Fair market value	$363,742,759	$326,589,009

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its March 31, 2015 carrying value.

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

Note 4. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. They also relate to the increase in fair market value over the cost basis of marketable securities. Tax reserves relate to the uncertainty of domestic production activities deduction and state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2012 through 2014 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

No research tax credit is reflected in the 1st quarter of 2014 or 2015. There were no income taxes on the sales of previously impaired marketable securities in the 1st quarter of 2014 significantly reducing the effective income tax rate. There were lower sales of marketable securities in the 1st quarter of 2015 which did not impact the standard tax rate.

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

	3 months	ended on
	Mar 31, 2014	Mar 31, 2015

Net income	$61,844,708	$19,775,730
Average number of shares	37,140,854	37,165,854
Earnings per share	$1.67	$0.53

Note 6. Comprehensive Income Presentation

Effective January 1, 2012 MEDITECH adopted the provisions of ASU 2011-05, Presentation of Comprehensive Income, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as unrealized after-tax gains or losses on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. In MEDITECH's case net income plus the change in unrealized after-tax gains or losses is shown as comprehensive income in the income statement.

	3 months	ended on
	Mar 31, 2014	Mar 31, 2015

Unrealized gains arising during the period	(4,034,206)	(5,351,910)
Reclassification of realized gains	(31,342,760)	(6,608,580)

Change in unrealized after-tax security gains	(35,376,966)	(11,960,490)

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

	3 months	ended on
	Mar 31, 2014	Mar 31, 2015

United States	90%	89%
Canada	9%	10%
All others	1%	1%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Mar 31, 2014	Mar 31, 2015	Change

Total revenue	$130,701,929	$113,045,487	(13.5%)
Operating income	29,113,794	14,944,547	(48.7%)
Net income	61,844,708	19,775,730	(68.0%)
Average number of shares	37,140,854	37,165,854	0.1%
Earnings per share	$1.67	$0.53	(68.1%)
Cash dividends per share	$0.75	$0.68	(9.3%)

Total revenue from both existing and new customers decreased by $17.7 million. The decrease was composed of a $22.4 million reduction in product revenue due primarily to lower product bookings, offset by a $4.7 million addition in service revenue.

Operating expense decreased by $3.5 million or 3.4% due primarily to lower staff related expenses. The resultant operating income decreased by $14.1 million.

Other income decreased by $30.2 million due primarily to the prior period's gains from the sale of impaired marketable securities. Other expense increased by $0.2 million. The resultant pretax income decreased by $44.5 million or 60.2%.

MEDITECH's effective tax rate increased from 16.4% to 32.9% due primarily to the prior period's reduced taxes on gains from the sale of impaired marketable securities. Net income decreased by $42.1 million due primarily to the prior period's gains from the sale of impaired marketable securities and current period's lower product revenue.

Financial Condition	Dec 31, 2014	Mar 31, 2015

Working capital	$349,807,786	$333,243,287
Total assets	701,709,646	651,644,601
Total liabilities	125,382,586	92,775,081
Shareholder equity	576,327,060	558,869,520
Outstanding number of shares	37,165,854	37,165,854
Shareholder equity per share	$15.51	$15.04

Accrued expenses decreased by $27.9 million during the period due primarily to the payment of $37.2 million in bonuses applicable to 2014 offset by the accrual of $7.9 million in bonus expenses applicable to 2015.

Deferred tax liabilities decreased by $7.2 million during the period due primarily to changes in the fair market value of marketable securities.

At March 31, 2015 MEDITECH's cash, cash equivalents and marketable securities totaled $339.5 million. Marketable securities consisted of preferred and common equities. For the first three months of 2015 cash flow used in operations was $8.6 million, cash flow from investing was $25.7 million and cash flow used in financing was $25.3 million. The payment of $25.3 million in dividends to shareholders was the primary use of cash generated by investing activities during the period.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2015 was $558.9 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at March 31, 2015 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 1st quarter of 2015. However, during the 1st quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 10,200 shares in January at $45 per share, 16,870 shares in February at $45 per share and 14,736 shares in March at $45 per share for a total of $1,881,270.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 1 Constitution Way, Foxborough, Massachusetts, on Monday, April 27, 2015. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Shannon Connell, keeping the minutes. On the March 27, 2015 record date there were a total of 37,165,854 shares of MEDITECH's common stock, par value $1.00 per share outstanding. A total of 35,611,895 shares or 95.8% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or in person by ballot.

The following six directors of MEDITECH were elected to serve until the 2016 Annual Meeting and thereafter until their successors are chosen and qualified, with votes cast as follows:

Name of Nominee	For	Withheld

A. Neil Pappalardo	33,627,169	1,984,726
Lawrence A. Polimeno	33,625,564	1,986,331
Howard Messing	33,621,114	1,990,781
Roland L. Driscoll	33,581,239	2,030,656
Edward B. Roberts	33,579,865	2,032,030
L. P. Dan Valente	33,560,891	2,051,004

A proposal to ratify the selection of Wolf & Company, P.C. as MEDITECH's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2015 was approved, with 33,603,094 shares in favor, 1,574,205 shares against and 434,596 shares abstaining.

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

April 30, 2015
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)