Form 10-Q
period 2015-06-30
Medical Information Technology, Inc.
filed 2015-07-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED June 30, 2015

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

No public trading market exists for the registrant's common stock. There were 37,165,854 shares of Common Stock, $1.00 par value, outstanding at June 30, 2015.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet
December 31, 2014 and June 30, 2015

	Dec 31, 2014	Jun 30, 2015

Cash and equivalents	$21,089,887	$35,885,860
Marketable securities	363,742,759	293,989,068
Trade receivables, net of reserve	48,572,645	47,985,379
Other receivables and prepaid	20,496,029	19,168,341

Current assets	453,901,320	397,028,648

Computer equipment	14,546,084	13,616,949
Furniture and fixtures	71,174,810	72,416,415
Buildings	245,099,444	248,956,929
Land	42,233,123	42,137,323
Accumulated depreciation	(146,165,740)	(150,292,288)

Fixed assets	226,887,721	226,835,328

Other assets	13,627,126	12,621,297
Deferred taxes	7,293,479	6,298,577

Total assets	$701,709,646	$642,783,850

Accounts payable	$479,882	$1,004,687
Taxes payable	3,869,303	2,920,286
Accrued expenses	45,125,716	25,596,797
Deferred revenue	20,093,200	26,320,850
Deferred taxes	34,525,433	23,686,761

Current liabilities	104,093,534	79,529,381

Tax reserves	21,289,052	17,922,606

Total liabilities	125,382,586	97,451,987

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,165,854 shares in 2014 and 2015	37,165,854	37,165,854
Additional paid-in capital	121,807,959	121,807,959
Retained income	367,387,243	353,871,054
Unrealized after-tax security gains	49,966,004	32,486,996

Shareholder equity	576,327,060	545,331,863

Total liabilities and shareholder equity	$701,709,646	$642,783,850

Statement of Income and Comprehensive Income
Three and Six Months Ended on June 30, 2014 and 2015

	3 months	ended on	6 months	ended on
	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015

Product revenue	$62,420,616	$36,497,226	$118,085,718	$69,792,136
Service revenue	76,668,996	80,638,691	151,705,823	160,389,268

Total revenue	139,089,612	117,135,917	269,791,541	230,181,404

Operations, development	74,777,958	76,012,110	148,434,689	150,168,878
Selling, G & A	30,356,953	24,863,996	58,288,357	48,808,168

Operating expense	105,134,911	100,876,106	206,723,046	198,977,046

Operating income	33,954,701	16,259,811	63,068,495	31,204,358

Other income	5,187,791	8,178,968	51,861,222	24,637,685
Other expense	1,711,143	1,817,136	3,478,660	3,750,670

Pretax income	37,431,349	22,621,643	111,451,057	52,091,373

State income tax	3,012,000	726,000	5,662,000	1,741,000
Federal income tax	10,863,000	4,642,000	20,388,000	13,321,000

Income tax	13,875,000	5,368,000	26,050,000	15,062,000

Net income	$23,556,349	$17,253,643	$85,401,057	$37,029,373

Change in unrealized after-tax security gains	7,136,429	(5,518,518)	(28,240,537)	(17,479,008)

Comprehensive income	$30,692,778	$11,735,125	$57,160,520	$19,550,365

Statement of Cash Flow
Six Months Ended on June 30, 2014 and 2015

	6 months	ended on
	Jun 30, 2014	Jun 30, 2015

Net income	$85,401,057	$37,029,373
Depreciation and amortization expense	7,635,314	7,613,229
Pre-tax gain on sale of marketable securities	(41,381,522)	(13,821,395)
Pre-tax gain on sale of fixed assets	0	(29,000)
Change in trade receivable, net of reserve	(1,355,495)	587,265
Change in other receivables and prepaid	(19,903,012)	1,327,688
Change in accounts payable	(663,833)	524,805
Change in taxes payable	(2,054,703)	(949,017)
Change in accrued expenses	(18,058,736)	(19,528,919)
Change in deferred revenue	(12,080,907)	6,227,650
Change in net deferred taxes	2,769,934	1,808,902
Change in tax reserves	1,370,058	(3,366,446)

Net cash from operations	1,678,155	17,424,135

Purchases of marketable securities	(24,482,878)	0
Sales of marketable securities	65,064,328	54,443,406
Purchases of fixed assets	(11,794,432)	(7,094,137)
Sales of fixed assets	0	124,800
Change in other assets	299,052	443,330

Net cash from investing	29,086,070	47,917,399

Dividends paid	(55,711,281)	(50,545,561)

Net cash used in financing	(55,711,281)	(50,545,561)

Net change in cash and equivalents	(24,947,057)	14,795,973
Cash and equivalents at beginning	42,481,997	21,089,887

Cash and equivalents at end	$17,534,940	$35,885,860

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

The following table indicates the original cost, unrealized pre-tax gains and losses, and fair market value of MEDITECH's marketable securities. The unrealized after-tax gains and losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized pre-tax losses as of June 30, 2015 and has concluded that these are temporary in nature.

	Dec 31, 2014	Jun 30, 2015

Original cost	$280,466,086	$239,844,075
Unrealized pre-tax gains	83,276,673	55,146,795
Unrealized pre-tax losses	-	(1,001,802)

Fair market value	$363,742,759	$293,989,068

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its June 30, 2015 carrying value.

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

Note 4. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. They also relate to the increase in fair market value over the cost basis of marketable securities. Tax reserves relate to the state nexus. During the 2nd quarter the tax reserve for domestic production activities deduction was removed. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2013 and 2014 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

No research tax credit is reflected in the first half of 2014 or 2015. The 2nd quarter's effective tax rate decreased due primarily to the current period's reduced tax reserves. The first half's effective tax rate increased due primarily to the prior period's reduced taxes on gains from the sale of impaired marketable securities.

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

	3 months	ended on	6 months	ended on
	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015

Net income	$23,556,349	$17,253,643	$85,401,057	$37,029,373
Average number of shares	37,140,854	37,165,854	37,140,854	37,165,854
Earnings per share	$0.63	$0.46	$2.30	$1.00

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

	3 months	ended on	6 months	ended on
	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015

Unrealized gains arising during the period	7,136,429	(4,063,887)	3,102,223	(9,415,797)
Reclassification of realized gains	-	(1,454,631)	(31,342,760)	(8,063,211)

Change in unrealized after-tax security gains	7,136,429	(5,518,518)	(28,240,537)	(17,479,008)

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

	3 months	ended on	6 months	ended on
	Jun 30, 2014	Jun 30, 2015	Jun 30, 2014	Jun 30, 2015

United States	90%	87%	90%	88%
Canada	9%	12%	9%	11%
All others	1%	1%	1%	1%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2014	Jun 30, 2015	Change

Total revenue	$139,089,612	$117,135,917	(15.8%)
Operating income	33,954,701	16,259,811	(52.1%)
Net income	23,556,349	17,253,643	(26.8%)
Average number of shares	37,140,854	37,165,854	0.1%
Earnings per share	$0.63	$0.46	(26.8%)
Cash dividends per share	$0.75	$0.68	(9.3%)

Total revenue from both existing and new customers decreased by $21.9 million. The decrease was composed of a $25.9 million reduction in product revenue due primarily to lower product bookings, offset by a $4.0 million addition in service revenue.

Operating expense decreased by $4.3 million or 4.1% due primarily to lower staff related expenses. The resultant operating income decreased by $17.7 million.

Other income increased by $3.0 million due primarily to the current period's gains from the sale of marketable securities. Other expense increased by $0.1 million. The resultant pretax income decreased by $14.8 million or 39.6%.

MEDITECH's effective tax rate decreased from 37.1% to 23.7% due primarily to the current period's reduced tax reserves. Net income decreased by $6.3 million due primarily to the current period's lower product revenue.

Operating	6 months	ended on	Percent
Results	Jun 30, 2014	Jun 30, 2015	Change

Total revenue	$269,791,541	$230,181,404	(14.7%)
Operating income	63,068,495	31,204,358	(50.5%)
Net income	85,401,057	37,029,373	(56.6%)
Average number of shares	37,140,854	37,165,854	0.1%
Earnings per share	$2.30	$1.00	(56.7%)
Cash dividends per share	$0.75	$0.68	(9.3%)

Total revenue from both existing and new customers decreased by $39.6 million. The decrease was composed of a $48.3 million reduction in product revenue due primarily to lower product bookings, offset by a $8.7 million addition in service revenue.

Operating expense decreased by $7.7 million or 3.7% due primarily to lower staff related expenses. The resultant operating income decreased by $31.9 million.

Other income decreased by $27.2 million due primarily to the prior period's gains from the sale of marketable securities. Other expense increased by $0.3 million. The resultant pretax income decreased by $59.4 million or 53.3%.

MEDITECH's effective tax rate increased from 23.4% to 28.9% due primarily to the prior period's reduced taxes on gains from the sale of impaired marketable securities. Net income decreased by $48.4 million due primarily to the prior period's gains from the sale of impaired marketable securities and the current period's lower product revenue.

Financial Condition	Dec 31, 2014	Jun 30, 2015

Working capital	$349,807,786	$317,499,267
Total assets	701,709,646	642,783,850
Total liabilities	125,382,586	97,451,987
Shareholder equity	576,327,060	545,331,863
Outstanding number of shares	37,165,854	37,165,854
Shareholder equity per share	$15.51	$14.67

Accrued expenses decreased by $19.5 million during the period due primarily to the payment of $37.2 million in bonuses applicable to 2014 offset by the accrual of $16.6 million in bonus expenses applicable to 2015.

Deferred tax liabilities decreased by $10.8 million during the period due primarily to changes in the fair market value of marketable securities.

At June 30, 2015 MEDITECH's cash, cash equivalents and marketable securities totaled $329.9 million. Marketable securities consisted of preferred and common equities. For the first six months of 2015 cash flow from operations was $17.4 million, cash flow from investing was $47.9 million and cash flow used in financing was $50.5 million. The payment of $50.5 million in dividends to shareholders was the primary use of cash generated by investing activities during the period.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2015 was $545.3 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at June 30, 2015 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 2nd quarter of 2015. However, during the 2nd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 200 shares in April at $45 per share, 7,135 shares in May at $45 per share and 13,933 shares in June at $45 per share for a total of $957,060.

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

July 31, 2015
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)