Form 10-Q
period 2015-09-30
Medical Information Technology, Inc.
filed 2015-10-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

No public trading market exists for the registrant's common stock. There were 37,165,854 shares of Common Stock, $1.00 par value, outstanding at September 30, 2015.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheet
December 31, 2014 and September 30, 2015

	Dec 31, 2014	Sep 30, 2015

Cash and equivalents	$21,089,887	$20,340,373
Marketable securities	363,742,759	306,251,149
Trade receivables, net of reserve	48,572,645	44,566,648
Other receivables and prepaid	20,496,029	16,566,805

Current assets	453,901,320	387,724,975

Computer equipment	14,546,084	14,537,390
Furniture and fixtures	71,174,810	73,632,457
Buildings	245,099,444	250,360,816
Land	42,233,123	42,137,323
Accumulated depreciation	(146,165,740)	(153,833,994)

Fixed assets	226,887,721	226,833,992

Other assets	13,627,126	12,357,919
Deferred taxes	7,293,479	6,180,832

Total assets	$701,709,646	$633,097,718

Accounts payable	$479,882	$1,126,738
Taxes payable	3,869,303	2,675,223
Accrued expenses	45,125,716	36,482,783
Deferred revenue	20,093,200	24,645,141
Deferred taxes	34,525,433	20,950,856

Current liabilities	104,093,534	85,880,741

Tax reserves	21,289,052	17,478,677

Total liabilities	125,382,586	103,359,418

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,165,854 shares in 2014 and 2015	37,165,854	37,165,854
Additional paid-in capital	121,807,959	121,807,959
Retained income	367,387,243	342,189,350
Unrealized after-tax security gains	49,966,004	28,575,137

Shareholder equity	576,327,060	529,738,300

Total liabilities and shareholder equity	$701,709,646	$633,097,718

Statement of Income and Comprehensive Income
Three and Nine Months Ended on September 30, 2014 and 2015

	3 months	ended on	9 months	ended on
	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015

Product revenue	$44,133,616	$37,004,099	$162,219,334	$106,796,235
Service revenue	79,311,110	82,102,999	231,016,934	242,492,267

Total revenue	123,444,726	119,107,098	393,236,268	349,288,502

Operations, development	72,918,567	75,693,989	221,353,255	225,862,867
Selling, G & A	24,866,533	26,548,910	83,154,891	75,357,078

Operating expense	97,785,100	102,242,899	304,508,146	301,219,945

Operating income	25,659,626	16,864,199	88,728,122	48,068,557

Other income	5,284,973	4,986,286	57,146,195	29,623,971
Other expense	1,669,227	1,747,408	5,147,886	5,498,078

Pretax income	29,275,372	20,103,077	140,726,431	72,194,450

State income tax	2,356,000	364,000	8,018,000	2,105,000
Federal income tax	8,494,000	6,148,000	28,882,000	19,469,000

Income tax	10,850,000	6,512,000	36,900,000	21,574,000

Net income	$18,425,372	$13,591,077	$103,826,431	$50,620,450

Change in unrealized after-tax security gains	1,255,553	(3,911,859)	(26,984,984)	(21,390,867)

Comprehensive income	$19,680,925	$9,679,218	$76,841,447	$29,229,583

Statement of Cash Flow
Nine Months Ended on September 30, 2014 and 2015

	9 months	ended on
	Sep 30, 2014	Sep 30, 2015

Net income	$103,826,431	$50,620,450
Depreciation and amortization expense	11,187,927	11,436,185
Pre-tax gain on sale of marketable securities	(41,381,522)	(13,821,395)
Pre-tax gain on sale of fixed assets	0	(29,000)
Change in trade receivables, net of reserve	3,467,139	4,005,997
Change in other receivables and prepaid	(13,721,334)	3,929,224
Change in accounts payable	(378,713)	646,856
Change in taxes payable	763,105	(1,194,080)
Change in accrued expenses	(10,671,275)	(8,642,933)
Change in deferred revenue	(12,509,208)	4,551,941
Change in net deferred taxes	3,380,782	1,798,647
Change in tax reserves	2,068,422	(3,810,375)

Net cash from operations	46,031,754	49,491,517

Purchases of marketable securities	(24,482,878)	(18,781,845)
Sales of marketable securities	65,064,329	54,443,406
Purchases of fixed assets	(19,666,046)	(10,634,507)
Sales of fixed assets	0	124,800
Change in other assets	291,420	425,457

Net cash from investing	21,206,825	25,577,311

Dividends paid	(83,566,922)	(75,818,342)

Net cash used in financing	(83,566,922)	(75,818,342)

Net change in cash and equivalents	(16,328,343)	(749,514)
Cash and equivalents at beginning	42,481,997	21,089,887

Cash and equivalents at end	$26,153,654	$20,340,373

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

The following table indicates the original cost, unrealized pre-tax gains and losses, and fair market value of MEDITECH's marketable securities. The unrealized after-tax gains and losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized pre-tax losses as of September 30, 2015 and has concluded that these are temporary in nature.

	Dec 31, 2014	Sep 30, 2015

Original cost	$280,466,086	$258,625,920
Unrealized pre-tax gains	83,276,673	50,502,084
Unrealized pre-tax losses	0	(2,876,855)

Fair market value	$363,742,759	$306,251,149

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its September 30, 2015 carrying value.

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

No research tax credit is reflected in the first 9 months of 2014 or 2015. The 3rd quarter's effective tax rate decreased due primarily to the current period's reduced tax reserves. The first 9 months effective tax rate increased due primarily to the prior period's reduced taxes on gains from the sale of impaired marketable securities.

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

	3 months	ended on	9 months	ended on
	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015

Net income	$18,425,372	$13,591,077	$103,826,431	$50,620,450
Average number of shares	37,140,854	37,165,854	37,140,854	37,165,854
Earnings per share	$0.50	$0.37	$2.80	$1.36

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

	3 months	ended on	9 months	ended on
	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015

Unrealized gains arising during the period	1,255,553	(3,911,859)	4,357,776	(13,327,656)
Reclassification of realized gains	0	0	(31,342,760)	(8,063,211)

Change in unrealized after-tax security gains	1,255,553	(3,911,859)	(26,984,984)	(21,390,867)

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

	3 months	ended on	9 months	ended on
	Sep 30, 2014	Sep 30, 2015	Sep 30, 2014	Sep 30, 2015

United States	90%	86%	90%	87%
Canada	9%	10%	9%	11%
All others	1%	4%	1%	2%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2014	Sep 30, 2015	Change

Total revenue	$123,444,726	$119,107,098	(3.5%)
Operating income	25,659,626	16,864,199	(34.3%)
Net income	18,425,372	13,591,077	(26.2%)
Average number of shares	37,140,854	37,165,854	0.1%
Earnings per share	$0.50	$0.37	(26.2%)
Cash dividends per share	$0.75	$0.68	(9.3%)

Total revenue from both existing and new customers decreased by $4.3 million. The decrease was composed of a $7.1 million reduction in product revenue due primarily to lower product bookings, offset by a $2.8 million addition in service revenue.

Operating expense increased by $4.5 million or 4.6% due primarily to higher staff related bonus expenses. The resultant operating income decreased by $8.8 million.

Other income decreased by $0.3 million due primarily to lower dividend and rental income. Other expense increased by $0.1 million. The resultant pretax income decreased by $9.2 million or 31.3%.

MEDITECH's effective tax rate decreased from 37.1% to 32.4% due primarily to the current period's reduced tax reserves. Net income decreased by $4.8 million due primarily to the current period's lower product revenue.

Operating	9 months	ended on	Percent
Results	Sep 30, 2014	Sep 30, 2015	Change

Total revenue	$393,236,268	$349,288,502	(11.2%)
Operating income	88,728,122	48,068,557	(45.8%)
Net income	103,826,431	50,620,450	(51.2%)
Average number of shares	37,140,854	37,165,854	0.1%
Earnings per share	$2.80	$1.36	(51.3%)
Cash dividends per share	$2.25	$2.04	(9.3%)

Total revenue from both existing and new customers decreased by $43.9 million. The decrease was composed of a $55.4 million reduction in product revenue due primarily to lower product bookings, offset by an $11.5 million addition in service revenue.

Operating expense decreased by $3.3 million or 1.1% due primarily to lower overall staff related expenses. The resultant operating income decreased by $40.7 million.

Other income decreased by $27.5 million due primarily to the prior period's gains from the sale of marketable securities. Other expense increased by $0.3 million. The resultant pretax income decreased by $68.5 million or 48.7%.

MEDITECH's effective tax rate increased from 26.2% to 29.9% due primarily to the prior period's reduced taxes on gains from the sale of impaired marketable securities. Net income decreased by $53.2 million due primarily to the prior period's gains from the sale of impaired marketable securities and the current period's lower product revenue.

Financial Condition	Dec 31, 2014	Sep 30, 2015

Working capital	$349,807,786	$301,844,234
Total assets	701,709,646	633,097,718
Total liabilities	125,382,586	103,359,418
Shareholder equity	576,327,060	529,738,300
Outstanding number of shares	37,165,854	37,165,854
Shareholder equity per share	$15.51	$14.25

Accrued expenses decreased by $8.6 million during the period due primarily to the payment of $37.2 million in bonuses applicable to 2014 offset by the accrual of $28.0 million in bonus expenses applicable to 2015.

Deferred tax liabilities decreased by $13.6 million during the period due primarily to changes in the fair market value of marketable securities.

At September 30, 2015 MEDITECH's cash, cash equivalents and marketable securities totaled $326.6 million. Marketable securities consisted of preferred and common equities. For the first nine months of 2015 cash flow from operations was $49.5 million, cash flow from investing was $25.6 million and cash flow used in financing was $75.8 million. The payment of $75.8 million in dividends to shareholders was the primary use of cash generated by investing activities during the period.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2015 was $529.7 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at September 30, 2015 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3rd quarter of 2015. However, during the 3rd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 9,160 shares in July at $45 per share, 21,097 shares in August at $45 per share and 5,450 shares in September at $45 per share for a total of $1,606,815.

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

October 30, 2015
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)