Form 10-K
period 2015-12-31
Medical Information Technology, Inc.
filed 2016-01-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at December 31, 2015.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture, license and support computer software products for the hospital market. For 2015 combined product and service revenue was $475.5M, operating income was $67.1M and net income was $70.1M. Product bookings were $157.8M and the resultant year-end product backlog was $173.9M. By year-end MEDITECH had almost 3,750 staff members, and about 2,400 active healthcare sites throughout the United States, Canada and the United Kingdom.

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

Although the individual products could be operated in a stand alone fashion, a healthcare organization achieved maximum effectiveness when they were used in an integrated mode, sharing access to the common clinical and financial records. This concept ultimately led to MEDITECH developing the so-called hospital information system, a cohesive set of software products designed from the outset to work in conjunction with the overall operation of the hospital and to minimize the need for specialized interfaces. Today MEDITECH calls this an Electronic Health Record abbreviated as an EHR.

COMPUTER HARDWARE

Sophisticated software, such as MEDITECH's, requires extensive computer and communication equipment to function. In spite of this, MEDITECH limits itself to specifying the aggregate components needed as well as suggesting typical configurations from certain hardware vendors. The responsibility is left to the healthcare organization to purchase the requisite hardware and secure a continuing source of maintenance service for it.

The hardware components traditionally consist of a set of central medium-sized computers and a large set of display terminals and printers distributed throughout the healthcare organization. All of these elements are interconnected by means of a standard high speed communication network. The computers execute the software and include large storage subsystems containing the permanent and common clinical, administrative and financial records of the healthcare organization.

Hardware technology evolves rapidly, and the current trend has been to replace the display terminals with desktop computers and mobile devices, thereby forming a client server network. In this mode of operation, the central computers become the file servers while software is executed locally on the client computer which makes file requests to the servers.

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

SALES AND MARKETING

Many of the direct sales staff, organized into regions, concentrate on new prospects. In addition, the rest of the sales staff monitor existing customers to expose them to MEDITECH's entire product line. Marketing activities and promotion are low key because healthcare organizations are easily identified, finite in number and generally send a request for proposal to vendors when they contemplate the purchase of an Electronic Health Record.

During the sales process, prospects generally visit MEDITECH to talk to product specialists and to view product demonstrations. Thereafter they are encouraged to visit various MEDITECH customer sites to observe first hand the software in actual operation and to discuss issues of concern with hospital personnel.

IMPLEMENTATION

To ensure a successful implementation, the staff must properly train a core group of customer personnel about the operation of the software and how to use it in their daily activity. To avoid interruptions from normal activities, MEDITECH invites the customer personnel to come to its corporate offices in the Boston area for intensive training sessions.

As implementation proceeds, the staff trains the customer in the use of certain dictionaries to fit the specific need of the environment, provides interfaces to non-MEDITECH systems and assists the customer in converting data from legacy systems. In addition, MEDITECH delivers, installs and trains the customer to test the licensed software on the customer's hardware. MEDITECH utilizes remote access communication technology to minimize the need to travel.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 200 hospitals and has been MEDITECH's largest customer for many years. HCA represented 6% of MEDITECH revenues in 2015.

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

Item 1A - Risk Factors

There are numerous risk factors which may affect future results of operations. The healthcare industry is highly regulated and is subject to changing economic and political influences. Federal and state legislatures could modify the healthcare system in respect to reimbursement and financing. Healthcare organizations may respond to these pressures by delaying the purchase of new information systems. Previous volatility in the market place such as that due to Y2K concerns and September 11th could reappear and cause delays. The Health Insurance Portability and Accountability Act of 1996 directly impacts the industry by specifying standards to protect the security and confidentiality of patient information. It may be possible to bring claims against software providers regarding injuries due to software or operational errors as well as breaches of security or privacy of medical or financial records. Healthcare organizations consolidating into an integrated healthcare delivery system may be able to negotiate price reductions. Finally, MEDITECH is dependent on a cohesive group of long time senior managers and staff with vast experience in the hospital industry and software technology.

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At year-end 2015 MEDITECH owned 11 facilities containing almost 1.7 million square feet of office space, all being well maintained Class A properties, 8 in the greater Boston area, 1 in Atlanta and 2 in the Minneapolis area. MEDITECH occupies 79% of the space and the remainder is leased to various tenants. One of the facilities was partially renovated and put to use as a conference center in 2015. MEDITECH has adequate space for its reasonable needs in the near future.

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

During 2015 MEDITECH did not repurchase any of its shares of common stock. However, during 2015 the MEDITECH Profit Sharing Trust purchased 115,021 shares at $45.00 per share from existing shareholders in individual private transactions for an aggregate consideration of $5,175,945.

During February 2015 pursuant to the 2004 Stock Purchase Plan, no shares of its common stock were offered or sold to its staff members. During December 2015 Meditech contributed $7,875,000 in cash and 25,000 shares of stock valued at $1,125,000 to the MEDITECH Profit Sharing Trust. At December 31, 2015, there were 2,030 shareholders of record of MEDITECH's common stock and 37,190,854 shares outstanding. MEDITECH has paid quarterly cash dividends continuously since 1980 and such annual Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

MEDITECH's financial statements are presented in this 10-K. The results include the effect of the 1st quarter 2011 acquisition of LSS. Selected financial data for the past 5 years ended December 31 are as follows:

	2011	2012	2013	2014	2015

Full Year Operations:
Total revenue	$545,224,384	$597,838,787	$579,645,457	$517,002,274	$475,525,581
Operating income	182,985,224	191,605,850	163,615,515	108,931,963	67,128,626
Net income	124,001,302	130,546,535	133,328,172	123,508,355	70,066,792
Average shares	36,411,749	36,777,380	37,102,883	37,142,937	37,167,937
Net income/share	$3.41	$3.55	$3.59	$3.33	$1.88
Year End Position:
Total assets	$596,101,938	$647,188,025	$716,476,005	$701,709,646	$649,764,916
Total liabilities	110,161,795	109,391,458	130,231,196	125,382,586	111,335,858
Shareholder equity	485,940,143	537,796,567	586,244,809	576,327,060	538,429,058
Shares outstanding	36,541,348	36,935,201	37,140,854	37,165,854	37,190,854
Shareholder equity/share	$13.30	$14.56	$15.78	$15.51	$14.48
Other Financial Data:
Working capital	$311,334,321	$355,756,499	$366,107,324	$349,807,786	$312,552,063
Operating cash flow	140,922,586	139,841,329	130,019,640	73,250,910	79,245,824
Depreciation & amortization	10,740,217	11,810,960	12,934,306	15,039,444	15,277,304
Cash dividends/share	$2.68	$2.88	$3.00	$3.00	$2.72

Item 7 - Management's Discussion and Analysis of Operating Results and Financial Condition

Comparison of Fiscal Years ended December 31, 2014 and 2015:

Total revenue from both existing and new customers decreased $41.5 million or 8.0% from $517.0 million in 2014 to $475.5 million in 2015. It was composed of a $54.9 million reduction in product revenue due primarily to lower product bookings, offset by a $13.4 million addition in service revenue.

Operating expense increased $0.3 million or 0.1% from $408.1 million in 2014 to $408.4 million in 2015 due primarily to higher staff related costs. The resultant operating income decreased $41.8 million or 38.4% from $108.9 million in 2014 to $67.1 million in 2015.

Other income decreased $27.8 million due primarily to the prior period's gains from the sale of previously impaired marketable securities. Other expense decreased by $0.2 million. The resultant pretax income decreased $69.4 million or 42.2% from $164.6 million in 2014 to $95.2 million in 2015.

MEDITECH's effective tax rate increased from 25.0% in 2014 to 26.4% in 2015 due primarily to the prior period's reduced taxes on gains from the sale of previously impaired marketable securities. The resultant net income decreased $53.4 million or 43.3% from $123.5 million in 2014 to $70.1 million in 2015.

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

Financial Condition:

At December 31, 2015 MEDITECH's cash, cash equivalents and marketable securities totaled $352.1 million. Marketable securities consisted of preferred and common equities. During 2015 cash flow from operations was $79.2 million, cash flow from investing was $24.3 million and cash flow used in financing was $101.1 million. The payment of $101.1 million in dividends to shareholders was the primary use of cash generated by operating and investing activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2015 was $538.4 million. During 2015 management expended $11.7 million for updated facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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
As of December 31, 2013, 2014 and 2015
Report of Independent Registered Public Accounting Firms

To the Board of Directors and Shareholders of Medical Information Technology, Inc.:

We have audited the accompanying balance sheets of Medical Information Technology as of December 31, 2015 and 2014, and the related statements of income and comprehensive income, shareholder equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Information Technology as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Wolf & Company, P.C.
Boston, Massachusetts
January 29, 2016

To the Board of Directors and Shareholders of Medical Information Technology, Inc.:

We have audited the accompanying consolidated balance sheet of Medical Information Technology, Inc. as of December 31, 2013, and the related consolidated statements of income and comprehensive income, shareholder equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Information Technology, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP
Boston, Massachusetts
September 25, 2014

Balance Sheets
as of December 31, 2013, 2014 and 2015

	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015

Cash and equivalents	$42,481,997	$21,089,887	$23,565,899
Marketable securities	374,023,591	363,742,759	328,571,476
Trade receivables, net of reserve	50,638,740	48,572,645	40,487,646
Other receivables and prepaid	10,681,915	20,496,029	14,237,964

Current assets	477,826,243	453,901,320	406,862,985

Computer equipment	13,416,004	14,546,084	14,624,946
Furniture and fixtures	67,845,622	71,174,810	73,728,406
Buildings	225,948,241	245,099,444	251,283,833
Land	42,730,565	42,233,123	42,137,323
Accumulated depreciation	(133,505,381)	(146,165,740)	(157,393,862)

Fixed assets	216,435,051	226,887,721	224,380,646

Other assets	15,317,332	13,627,126	12,226,146
Deferred taxes	6,897,379	7,293,479	6,295,139

Total assets	$716,476,005	$701,709,646	$649,764,916

Accounts payable	$1,534,485	$479,882	$284,460
Taxes payable	2,054,703	3,869,303	3,920,212
Accrued expenses	53,976,811	45,125,716	39,781,123
Deferred revenue	35,503,326	20,093,200	21,544,141
Deferred taxes	18,649,594	34,525,433	28,780,986

Current liabilities	111,718,919	104,093,534	94,310,922

Tax reserves	18,512,277	21,289,052	17,024,936

Total liabilities	130,231,196	125,382,586	111,335,858

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,140,854 shares in 2013, 37,165,854 shares
in 2014 and 37,190,854 shares in 2015	37,140,854	37,165,854	37,190,854
Additional paid-in capital	120,707,959	121,807,959	122,907,959
Retained income	355,301,450	367,387,243	336,362,911
Unrealized after-tax security gains	73,094,546	49,966,004	41,967,334

Shareholder equity	586,244,809	576,327,060	538,429,058

Total liabilities and shareholder equity	$716,476,005	$701,709,646	$649,764,916

The accompanying notes are an integral part of these financial statements.

Statements of Income and Comprehensive Income
for the Years Ended December 31, 2013, 2014 and 2015

	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015

Product revenue	$278,319,450	$205,070,319	$150,170,631
Service revenue	301,326,007	311,931,955	325,354,950

Total revenue	579,645,457	517,002,274	475,525,581

Operations, development	292,369,166	296,636,408	304,666,882
Selling, G & A	123,660,776	111,433,903	103,730,073

Operating expense	416,029,942	408,070,311	408,396,955

Operating income	163,615,515	108,931,963	67,128,626

Other income	30,736,707	62,403,762	34,628,763
Other expense	7,028,101	6,715,088	6,528,175

Pretax income	187,324,121	164,620,637	95,229,214

State income tax	8,015,067	9,037,753	2,729,218
Federal income tax	45,980,882	32,074,529	22,433,204

Income tax	53,995,949	41,112,282	25,162,422

Net income	$133,328,172	$123,508,355	$70,066,792

Change in unrealized after-tax security gains	17,077,757	(23,128,542)	(7,998,670)

Comprehensive income	$150,405,929	$100,379,813	$62,068,122

The accompanying notes are an integral part of these financial statements.

Statements of Shareholder Equity
for the Years Ended December 31, 2013, 2014 and 2015

	Common Stock Paid-in capital	Retained income	Other Comprehensive	Shareholder equity

Balance, December 31, 2012	$148,594,428	$333,185,351	$56,016,788	$537,796,567
Issuance of common stock pursuant
to the 2004 Stock Purchase Plan	8,129,385			8,129,385
Issuance of common stock
to the Profit Sharing Plan	1,125,000			1,125,000
Net income		133,328,172		133,328,172
Change in unrealized after-tax security gains			17,077,758	17,077,758
Dividends paid		(111,212,073)		(111,212,073)

Balance, December 31, 2013	$157,848,813	$355,301,450	$73,094,546	$586,244,809
Issuance of common stock
to the Profit Sharing Plan	1,125,000			1,125,000
Net income		123,508,355		123,508,355
Change in unrealized after-tax security gains			(23,128,542)	(23,128,542)
Dividends paid		(111,422,562)		(111,422,562)

Balance, December 31, 2014	$158,973,813	$367,387,243	$49,966,004	$576,327,060
Issuance of common stock
to the Profit Sharing Plan	1,125,000			1,125,000
Net income		70,066,792		70,066,792
Change in unrealized after-tax security gains			(7,998,670)	(7,998,670)
Dividends paid		(101,091,124)		(101,091,124)

Balance, December 31, 2015	$160,098,813	$336,362,911	$41,967,334	$538,429,058

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
for the Years Ended December 31, 2013, 2014 and 2015

	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015

Net income	$133,328,172	$123,508,355	$70,066,792
Depreciation and amortization expense	12,934,306	15,039,444	15,277,304
Stock contributions to qualified profit sharing plan	1,125,000	1,125,000	1,125,000
Pretax gain on sale of marketable securities	(11,906,501)	(41,381,522)	(13,821,395)
Pretax gain on sale of fixed assets	(44,000)	-	(29,000)
Change in trade receivables, net of reserve	(2,387,893)	2,066,095	8,084,999
Change in other receivables and prepaid	(5,925,814)	(9,814,114)	6,258,065
Change in accounts payable	1,397,639	(1,054,603)	(195,422)
Change in taxes payable	(2,809,212)	1,814,600	50,909
Change in accrued expenses	(1,122,021)	(8,851,095)	(5,344,593)
Change in deferred revenues	3,990,636	(15,410,126)	1,450,941
Change in deferred taxes	706,226	3,432,101	586,340
Change in tax reserves	733,102	2,776,775	(4,264,116)

Net cash from operating activities	130,019,640	73,250,910	79,245,824

Purchases of marketable securities	(20,937,683)	(24,482,878)	(18,781,845)
Sales of marketable securities	26,057,254	65,064,329	54,443,406
Purchases of fixed assets	(46,196,210)	(24,131,455)	(11,741,030)
Sales of fixed assets	60,000	-	124,800
Change in other assets	1,312,764	329,546	275,981

Net cash (used in) from investing activities	(39,703,875)	16,779,542	24,321,312

Sales of common stock	8,129,385	-	-
Dividends paid	(111,212,072)	(111,422,562)	(101,091,124)

Net cash used in financing activities	(103,082,687)	(111,422,562)	(101,091,124)

Net change in cash and equivalents	(12,766,922)	(21,392,110)	2,476,012
Cash and equivalents at beginning of year	55,248,919	42,481,997	21,089,887

Cash and equivalents at end of year	$42,481,997	$21,089,887	$23,565,899

Supplemental Disclosure:
Cash paid for income taxes	$55,910,698	$40,726,970	$23,911,262

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements December 31, 2015

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

MEDITECH classifies software fees and related implementation fees together as product revenue in the statement of income. Such revenue is recognized when persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the fee is probable. Revenue is recognized on the percent completion method based on completion of contract milestones and/or specific events. Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue recognized. The primary factors taken into consideration involve tracking and measuring progress to complete software delivery and installation, training on the use the software, interfacing the software with other vendor software, and timing when the software becomes operational at the customer's site. MEDITECH classifies post-implementation support fees as service revenue in the statement of income and recognizes these fees as revenue when the related services are rendered.

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

Financial instruments that potentially subject MEDITECH to concentrations of credit risk are principally cash, cash equivalents, marketable securities and accounts receivable. MEDITECH places its cash and cash equivalents in highly rated institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom MEDITECH makes substantial sales. To reduce risk, MEDITECH routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. MEDITECH maintains a reserve for doubtful accounts but historically has not experienced any significant credit losses related to an individual customer or groups of customers. As December 31, 2015 HCA-The Healthcare Company represented 7% of the outstanding trade receivables.

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

The following table indicates the original cost net of write-downs, unrealized pretax gains and losses, and fair market value of MEDITECH's securities for the three years ended December 31. The change in unrealized after-tax security gains and losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized losses as of December 31, 2015 and has concluded that these are temporary in nature.

	2013	2014	2015

Original cost net of write-downs	$279,666,014	$280,466,086	$258,625,920
Unrealized pretax gains	95,805,377	83,276,673	70,995,011
Unrealized pretax losses	(1,447,800)	-	(1,049,455)

Fair market value	$374,023,591	$363,742,759	$328,571,476

Note 3. Reserve for Doubtful Accounts

The components of the reserve for doubtful accounts for the three years ended December 31 are as follows:

	2013	2014	2015

Reserve at beginning of year	$1,575,000	$1,575,000	$1,575,000
Amounts charged to expense	7,714	28,342	95,300
Amounts written off	(7,714)	(28,342)	(95,300)

Reserve at end of year	$1,575,000	$1,575,000	$1,575,000

Note 4. Deferred Taxes

Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expense for tax purposes. Current deferred tax assets consist of prepaid tax on accrued expenses. Long term deferred tax assets consist of prepaid tax on deposits, deferred revenues, and Federal benefit for tax reserves. Current deferred tax liabilities consist primarily of tax on unrealized pretax gains and are reduced by current deferred tax assets under present reporting guidelines. Net deferred taxes changed from an asset to a liability in 2013 primarily as a result of an increase in fair market value of marketable securities. The deferred tax asset and liability for the three years ended December 31 are as follows:

	2013	2014	2015

Long term deferred tax asset	$6,897,379	$7,293,479	$6,295,139
Current deferred tax liability	18,649,594	34,525,433	28,780,986

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

Note 6. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its December 31, 2015 carrying value.

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

MEDITECH follows the provisions of ASC 350-20-35 Intangibles, Goodwill and Other Qualitative Testing. MEDITECH annually assesses qualitative factors of its goodwill assets for impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The evaluation assesses all relevant economic, industry, regulatory, and legal facts and circumstances as well as overall performance. If, after assessing the totality of such facts and circumstances, MEDITECH determines that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further goodwill impairment testing is necessary. In accordance with ASC 805-10 and ASC 350-20-35, on December 31, 2015, MEDITECH concluded no impairment was needed on a qualitative testing basis. The components of other assets for the three years ended December 31 are as follows:

	2013	2014	2015

Investments	$1,440,061	$1,440,061	$1,440,061
Mortgage notes	716,000	591,200	452,600
Goodwill & intangibles	9,080,431	7,246,467	5,884,815
Other	4,080,840	4,349,398	4,448,670

Other assets	$15,317,332	$13,627,126	$12,226,146

Note 7. Accrued Expenses

The components of accrued expenses for the three years ended December 31 are as follows:

	2013	2014	2015

Accrued bonuses	$45,985,000	$37,245,000	$32,500,000
Accrued vacation	4,813,000	5,108,000	4,950,000
Other	3,178,811	2,772,716	2,331,123

Accrued expenses	$53,976,811	$45,125,716	$39,781,123

Note 8. Tax Reserves

Tax reserves relate to the uncertainty of domestic production activities deduction and state nexus through 2014. During 2015, upon completion of IRS audit for 2012, our return was accepted as filed thus reserves for uncertainty of domestic production activities are now removed. Key judgments are reviewed annually and additional adjustments to state nexus were made to reflect current assessments. The years 2013 through 2015 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. MEDITECH accounts for the annual change in tax reserves as part of its provision for income taxes. The components of tax reserves for the three years ended December 31 are as follows:

	2013	2014	2015

Potential tax assessment	$8,597,502	$9,040,063	$6,274,117
Interest and penalties	9,914,775	12,248,989	10,750,819

Tax reserves	$18,512,277	$21,289,052	$17,024,936

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

	2013	2014	2015

Total revenues	$579,645,457	$517,002,274	$475,525,581

United States	88%	89%	87%
Canada	10%	9%	11%
All others	2%	2%	2%

Largest customer	8%	7%	6%

Note 10. Other Income

Other income consists primarily of rents, dividends, interest and realized marketable security activity. The components of other income for the three years ended December 31 are as follows:

	2013	2014	2015

Rents	$5,819,428	$6,792,908	$6,473,013
Dividends	13,782,326	14,145,698	13,028,327
Interest	216,102	83,634	17,851
Security gains	11,906,501	41,381,522	13,821,395
Other	(987,650)	-	488,177

Other income	$30,736,707	$62,403,762	$34,628,763

Note 11. Other Expense

Other expense consists primarily of rental costs and charitable contributions. The components of other expense for the three years ended December 31 are as follows:

	2013	2014	2015

Rental costs	$4,827,413	$5,804,562	$5,626,279
Charitable contributions	890,000	815,000	790,000
Other	1,310,688	95,526	111,896

Other expense	$7,028,101	$6,715,088	$6,528,175

Note 12. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. The current and deferred components of the State and Federal income taxes for the three years ended December 31 are as follows:

	2013	2014	2015

State current	$7,520,390	$8,652,777	$2,737,228
State deferred	494,677	384,976	(8,010)

State income tax	$8,015,067	$9,037,753	$2,729,218

Federal current	$45,769,333	$29,027,406	$21,719,429
Federal deferred	211,549	3,047,123	713,775

Federal income tax	$45,980,882	$32,074,529	$22,433,204

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

	2013	2014	2015

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	2.8%	3.6%	1.9%
Dividend income exclusion	(1.8%)	(2.1%)	(3.5%)
Federal R&D tax credit	(4.3%)	(2.5%)	(4.2%)
Gain on sale of impaired securities	-	(8.8%)	-
Tax reserve revision	-	-	(2.2%)
Other	(2.9%)	(0.2%)	(0.6%)

Effective tax rate	28.8%	25.0%	26.4%

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

	2013	2014	2015

Net income	$133,328,172	$123,508,355	$70,066,792
Average number of shares	37,102,883	37,142,937	37,167,937
Earnings per share	$3.59	$3.33	$1.88

Note 15. Comprehensive Income Presentation

Effective January 1, 2012 MEDITECH adopted the provisions of ASU 2011-05, Presentation of Comprehensive Income, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as unrealized after-tax gains or losses on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. In MEDITECH's case net income plus the change in unrealized after-tax security gains is shown as comprehensive income in the income statement.

	2013	2014	2015

Unrealized gains arising during the period	$24,646,378	$8,214,218	$64,541
Reclassification of realized gains	(7,568,621)	(31,342,760)	(8,063,211)

Change in unrealized after-tax security gains	$17,077,757	($23,128,542)	($7,998,670)

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

	2013	2014	2015

Cash	$10,875,000	$9,375,000	$7,875,000
25,000 shares at $45 per share	1,125,000	1,125,000	1,125,000

	$12,000,000	$10,500,000	$9,000,000

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

Note 18. Recent Accounting Pronouncement

In May 2014, the FASB issued updated accounting guidance on revenue recognition. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on January 1, 2018. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

In November 2015, the FASB issued updated accounting guidance on balance sheet classification of deferred taxes. This update provides for a simplified presentation of deferred income taxes. Deferred tax liabilities and assets are now required to be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual reporting periods begin after December 31, 2016, and interim periods within those annual periods and allows for full prospective or retrospective application. Early adoption is permitted. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

Note 19. Supplemental Data

Unaudited operating results by quarter for the three years ended December 31 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2013

Total revenue	$151,183,057	$144,033,794	$138,421,645	$146,006,961	$579,645,457
Operating income	45,610,303	40,385,314	39,096,189	38,523,709	163,615,515
Net income	35,479,098	28,194,508	31,806,968	37,847,598	133,328,172
Net income per share	$0.96	$0.76	$0.86	$1.01	$3.59

	1st Q	2nd Q	3rd Q	4th Q	2014

Total revenue	$130,701,929	$139,089,612	$123,444,726	$123,766,007	$517,002,274
Operating income	29,113,794	33,954,701	25,659,626	20,203,842	108,931,963
Net income	61,844,708	23,556,349	18,425,372	19,681,926	123,508,355
Net income per share	$1.67	$0.63	$0.50	$0.53	$3.33

	1st Q	2nd Q	3rd Q	4th Q	2015

Total revenue	$113,045,487	$117,135,917	$119,107,098	$126,237,079	$475,525,581
Operating income	14,944,547	16,259,811	16,864,199	19,060,069	67,128,626
Net income	19,775,730	17,253,643	13,591,077	19,446,342	70,066,792
Net income per share	$0.53	$0.46	$0.37	$0.52	$1.88

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 3, 2014, we dismissed Ernst & Young LLP ("E&Y") as our independent registered public accounting firm which dismissal was ratified by the Audit Committee of the Company's Board of Directors on October 3, 2014.

During the fiscal year ended December 31, 2013, E&Y's reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2013 and the subsequent interim period through October 3, 2014, (i) there were no disagreements with EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to EY's satisfaction, would have caused EY to make reference to the subject matter in connection with their reports on the Company's financial statements for such years; and (ii) there were no reportable events, within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K, except for the identification of material weaknesses in the Company's internal control over financial reporting as described in Item 9A of the Company's Form 10-K for the year ended December 31, 2013.

On November 20, 2014 the Audit Committee of the Company's Board of Directors approved the engagement of Wolf & Company, P.C. ("Wolf") as its independent registered public accounting firm for the Company's fiscal year ending December 31, 2014.

During the year ended December 31, 2013 and the subsequent interim period through December 12, 2014, the date of engagement of Wolf, the Company did not consult with Wolf regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A - Controls and Procedures

Management's Annual Report On Internal Control Over Financial Reporting

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at December 31, 2015 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework (2013 Framework). Based on this assessment, we believe that as of December 31, 2015, MEDITECH's internal control over financial reporting was effective based on said criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We have expanded our documentation of the Company's integrated internal controls and reporting to meet the criteria set forth in the new Treadway Commission in Internal Control's Integrated 2013 Framework. No change in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

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

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2015, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	73	Chairman and Director
Lawrence A. Polimeno	74	Vice Chairman and Director
Howard Messing	63	President, Chief Executive Officer and Director
Roland L. Driscoll	86	Director
Edward B. Roberts	80	Director
L. P. Dan Valente	85	Director
Barbara A. Manzolillo	63	Treasurer and Chief Financial Officer
Stuart N. Lefthes	62	Senior Vice President of Sales
Christopher Anschuetz	63	Senior Vice President of Technology
Robert G. Gale	69	Senior Vice President of Product Development
Steven B. Koretz	63	Senior Vice President of Client Services
Hoda Sayed-Friel	57	Executive Vice President of Strategy and Client Services
Michelle O'Connor	49	Executive Vice President of Product Development
Leah Farina	48	Vice President of Client Services
Helen Waters	51	Vice President of Sales and Marketing
Scott Radner	50	Vice President of Technology

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

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business affairs and monitors the performance of management, but is not involved in the day-to-day operations. The Directors meet regularly with the CEO, the CFO, other officers and our independent registered public accounting firm; read reports and other materials; and participate in Board and committee meetings. The Board currently consists of 6 members. During 2015 the Board held 4 regularly scheduled quarterly meetings and all 6 members attended all 4 meetings. Messrs. Driscoll, Roberts and Valente are "independent" as defined by the rules of the NYSE and NASDAQ. The Board of Directors has an Audit Committee and a Charitable Contribution Committee. During 2015 each committee member attended all committee meetings. The following is a description of the committees.

The Audit Committee consists of Messrs. Driscoll and Valente. Both members are former CPAs and audit committee financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The committee met 9 times in 2015 to review accounting practices and advise MEDITECH's CFO. In addition, the committee met with MEDITECH's Independent Registered Public Accounting firm and reviewed MEDITECH's business operations, industry, financial performance, business and financial risks, processes and controls, key policies, legal and regulatory requirements, code of ethical conduct and new or unusual transactions. The Committee does not have a written charter. The Committee submits its annual report to the Board of Directors each April.

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2015 the committee contributed $790,000 to 40 cultural, educational and social service organizations within the greater Boston area.

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

The Board of Directors is actively involved in oversight of risks which could affect MEDITECH. The Board receives regular quarterly reports from Officers which cover topics such as financial, technological, regulatory and reputation risk. Once a year the full Board meets with all the Officers to review their performance and responsibilities.

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

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

A. Neil Pappalardo	2015	$240,000	$16,991	$0	$0	$256,991
Chairman and	2014	240,000	19,377	0	0	259,377
Director	2013	240,000	449,042	0	0	689,042

Lawrence A. Polimeno	2015	$180,000	$16,991	$61,265	$3,785	$262,041
Vice Chairman and	2014	180,000	19,377	69,401	4,382	273,160
Director	2013	180,000	224,042	80,092	5,286	489,420

Howard Messing	2015	$360,000	$16,991	$61,265	$3,785	$442,041
President, CEO and	2014	300,000	19,377	69,401	4,382	393,160
Director	2013	300,000	624,042	80,092	5,286	1,009,420

Barbara A. Manzolillo	2015	$300,000	$16,991	$61,265	$3,785	$382,041
Treasurer and CFO	2014	252,000	19,377	69,401	4,382	345,160
	2013	252,000	374,042	80,092	5,286	711,420

Stuart N. Lefthes	2015	$264,000	$16,991	$61,265	$3,785	$346,041
Senior Vice President	2014	252,000	174,377	69,401	4,382	500,160
of Sales	2013	252,000	324,042	80,092	5,286	661,420

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

Compensation of Directors: During 2015 the 3 members of the Board of Directors who were not Officers of MEDITECH received a fee of $8,000 for each quarterly meeting fully attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of MEDITECH. The 2 members of the audit committee received an additional fee of $2,000 each per quarter.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2015 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	16,228,714	43.64%
MEDITECH Profit Sharing Trust*	6,327,960	17.01%
Ruderman Group	3,666,040	9.86%
Curtis W. Marble	2,500,000	6.72%
Grossman Group	2,061,144	5.54%
Lawrence A. Polimeno	975,000	2.62%
Edward B. Roberts	676,879	1.82%
Roland L. Driscoll	528,000	1.42%
Howard Messing	405,000	1.09%
Barbara A. Manzolillo	195,000	0.52%
Stuart N. Lefthes	113,000	0.30%
L. P. Dan Valente	100,000	0.27%
16 Directors and Officers as a Group*	19,614,293	52.74%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore has the power to vote its shares in addition to his own 9,900,754 shares. Likewise the number of shares indicated for the 16 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2015, the MEDITECH Profit Sharing Trust filed Forms 4 for its purchases of MEDITECH stock, but some of these filings were late. To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all Section 16(a) filing requirements applicable to its executive officers, Directors and greater-than-10% shareholders were satisfied in 2015.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

A. Neil Pappalardo, Chairman and Director, purchased for cash from MEDITECH 25,000 shares of common stock at $45 per share in February 2013. He did not purchase any additional shares in February 2014 or 2015.

Lawrence A. Polimeno, Vice Chairman and Director, purchased for cash from MEDITECH 5,000 shares of common stock at $45 per share in February 2013. He did not purchase any additional shares in February 2014 or 2015.

Howard Messing, President, Chief Executive Officer and Director, purchased for cash from MEDITECH 5,000 shares of common stock at $45 per share in February 2013. He did not purchase any additional shares in February 2014 or 2015.

Barbara A. Manzolillo, Treasurer, Chief Financial Officer and Clerk, purchased for cash from MEDITECH 5,000 shares of common stock at $45 per share in February 2013. She did not purchase any additional shares in February 2014 or 2015.

Stuart N. Lefthes, Senior Vice President of Sales did not purchase any additional shares in February 2013, 2014 or 2015.

Item 14 - Principal Accountant Fees and Services

During 2015, audit and non-audit services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information, and discussing various accounting, tax, and regulatory matters. Fees paid or to be paid for such services for the three years ended December 31 are as follows:

	2013	2014	2015

Annual audit and quarterly reviews	$925,000	$250,000	$265,000
Audit related to Profit Sharing Trust	20,000	17,500	22,000

	$945,000	$267,500	$287,000

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Howard Messing, Chief Executive Officer and President
(Signature)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 29, 2016
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 2016.

A. Neil Pappalardo, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Howard Messing, President, CEO and Director
(Signature)

Roland L. Driscoll, Director
(Signature)

Edward B. Roberts, Director
(Signature)

L. P. Dan Valente, Director
(Signature)