Form 10-Q
period 2016-03-31
Medical Information Technology, Inc.
filed 2016-04-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2016

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of Common Stock, $1.00 par value, outstanding at March 31, 2016.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2015 and March 31, 2016

	Dec 31, 2015	Mar 31, 2016

Cash and equivalents	$23,565,899	$22,129,716
Marketable securities	328,571,476	328,316,858
Trade receivables, net of reserve	40,487,646	34,317,280
Other receivables and prepaid	14,237,964	15,580,601

Current assets	406,862,985	400,344,455

Computer equipment	14,624,946	14,974,173
Furniture and fixtures	73,728,406	74,001,979
Buildings	251,283,833	251,283,833
Land	42,137,323	42,137,323
Accumulated depreciation	(157,393,862)	(160,978,472)

Fixed assets	224,380,646	221,418,836

Other assets	12,226,146	11,863,354
Deferred taxes	9,009,865	9,244,971

Total assets	$652,479,642	$642,871,616

Accounts payable	$284,460	$499,147
Taxes payable	3,920,212	5,703,012
Accrued expenses	39,781,123	17,709,179
Deferred revenue	21,544,141	24,306,654

Current liabilities	65,529,936	48,217,992

Deferred taxes	31,495,712	35,775,229
Tax reserves	17,024,936	17,657,936

Total liabilities	114,050,584	101,651,157

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2015 and 2016	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	336,362,911	332,285,038
Unrealized after-tax security gains	41,967,334	48,836,608

Shareholder equity	538,429,058	541,220,459

Total liabilities and shareholder equity	$652,479,642	$642,871,616

Statements of Income and Comprehensive Income
Three Months Ended on March 31, 2015 and 2016

	3 months	ended on
	Mar 31, 2015	Mar 31, 2016

Product revenue	$33,294,910	$34,390,867
Service revenue	79,750,577	83,535,416

Total revenue	113,045,487	117,926,283

Operations, development	74,156,768	76,020,102
Selling, G & A	23,944,172	25,913,100

Operating expense	98,100,940	101,933,202

Operating income	14,944,547	15,993,081

Other income	16,458,717	13,305,723
Other expense	1,933,534	1,443,348

Pre-tax income	29,469,730	27,855,456

State income tax	1,016,000	2,347,000
Federal income tax	8,678,000	6,528,000

Income tax	9,694,000	8,875,000

Net income	$19,775,730	$18,980,456

Change in unrealized after-tax security gains	(11,960,490)	6,869,274

Comprehensive income	$7,815,240	$25,849,730

Statements of Cash Flow
Three Months Ended on March 31, 2015 and 2016

	3 months	ended on
	Mar 31, 2015	Mar 31, 2016

Net income	$19,775,730	$18,980,456
Depreciation and amortization expense	3,802,792	3,865,859
Pre-tax gain on sale of marketable securities	(11,448,806)	(8,254,680)
Pre-tax gain on sale of fixed assets	(29,000)
Change in trade receivables, net of reserve	1,274,775	6,170,366
Change in other receivables and prepaid	1,917,832	(1,342,637)
Change in accounts payable	335,308	214,687
Change in taxes payable	(252,526)	1,782,800
Change in accrued expenses	(27,919,950)	(22,071,944)
Change in deferred revenue	3,041,087	2,762,513
Change in net deferred taxes	1,529,357	(535,106)
Change in tax reserves	(623,763)	633,000

Net cash (used in) from operations	(8,597,164)	2,205,314

Sales of marketable securities	28,668,406	19,958,089
Purchases of fixed assets	(3,388,238)	(622,799)
Sales of fixed assets	124,800
Change in other assets	263,091	81,542

Net cash from investing	25,668,059	19,416,832

Dividends paid	(25,272,780)	(23,058,329)

Net cash used in financing	(25,272,780)	(23,058,329)

Net change in cash and equivalents	(8,201,885)	(1,436,183)
Cash and equivalents at beginning	21,089,887	23,565,899

Cash and equivalents at end	$12,888,002	$22,129,716

Notes To Financial Statements

Note 1. Significant Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015 included in MEDITECH's Form 10-K filed on January 29, 2016. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

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

The following table indicates the original cost, unrealized pre-tax gains and losses, and fair market value of MEDITECH's marketable securities. The unrealized after-tax gains and losses have been accounted for within comprehensive income. MEDITECH has evaluated the unrealized pre-tax losses as of March 31, 2016 and has concluded that these are temporary in nature.

	Dec 31, 2015	Mar 31, 2016

Original cost	$258,625,920	$246,922,510
Unrealized pre-tax gains	70,995,011	81,604,503
Unrealized pre-tax losses	(1,049,455)	(210,155)

Fair market value	$328,571,476	$328,316,858

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its March 31, 2016 carrying value.

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

Note 4. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. They also relate to the increase in fair market value over the cost basis of marketable securities. Tax reserves relate to the uncertainty of state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2013 through 2015 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

The research tax credit was not utilized during the first 3 quarters of 2015 in determining the federal income tax. Congress permanently restored the research tax credit in the 4th quarter 2015 and MEDITECH has reflected the tax credit in the federal income tax provision thereafter.

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

	3 months	ended on
	Mar 31, 2015	Mar 31, 2016

Net income	$19,775,730	$18,980,456
Average number of shares	37,165,854	37,190,854
Earnings per share	$0.53	$0.51

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

	3 months	ended on
	Mar 31, 2015	Mar 31, 2016

Unrealized gains arising during the period, net	(5,351,910)	12,930,229
Reclassification to realized gains, net	(6,608,580)	(6,060,955)

Change in unrealized after-tax security gains	(11,960,490)	6,869,274

Note 7. Segment Reporting

MEDITECH follows the provisions of ASC 280-10, Segment Reporting. Based on the criteria set forth in ASC 280-10, MEDITECH currently operates in one operating segment, medical software and services. MEDITECH derives most of its operating revenue from the sale and support of one group of similar products and services. All of MEDITECH's assets are located within the United States. The following table indicates the operating revenue percentage based on location of customer.

	3 months	ended on
	Mar 31, 2015	Mar 31, 2016

United States	89%	89%
Canada	10%	10%
All others	1%	1%

Note 8. Recent Accounting Pronouncement

Effective January 1, 2016 MEDITECH adopted ASU 2015-17, Income Taxes, Balance Sheet, Classification of Deferred Taxes. This update provides for a simplified presentation of deferred income tax assets and liabilities to be now classified as noncurrent and adopted retrospectively.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Mar 31, 2015	Mar 31, 2016	Change

Total revenue	$113,045,487	$117,926,283	4.3%
Operating income	14,944,547	15,993,081	7.0%
Net income	19,775,730	18,980,456	(4.0%)
Average number of shares	37,165,854	37,190,854	0.1%
Earnings per share	$0.53	$0.51	(4.1%)
Cash dividends per share	$0.68	$0.62	(8.8%)

Total revenue from both existing and new customers increased by $4.9 million, composed of a $1.1 million addition in product revenue and a $3.8 million addition in service revenue.

Operating expense increased by $3.8 million or 3.9% due primarily to higher staff related expenses. The resultant operating income increased by $1.0 million.

Other income decreased by $3.2 million due primarily to lower realized pre-tax marketable securities gains. Other expense decreased by $0.5 million. The resultant pre-tax income decreased by $1.6 million or 5.5%.

MEDITECH's effective tax rate decreased from 32.9% to 31.9% due primarily to research tax credit in the current period. Net income decreased by $0.8 million due primarily to lower realized after-tax marketable securities gains in the current period.

Financial Condition	Dec 31, 2015	Mar 31, 2016

Working capital	$341,433,049	$352,126,463
Total assets	652,479,642	642,871,616
Total liabilities	114,050,584	101,651,157
Shareholder equity	538,429,058	541,220,459
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$14.48	$14.55

Accrued expenses decreased by $22.1 million during the period due primarily to the payment of $32.5 million in bonuses applicable to 2015 offset by the accrual of $10.0 million in bonus expenses applicable to 2016.

Deferred tax liabilities increased by $4.3 million during the period due primarily to changes in the unrealized after-tax gain of marketable securities.

At March 31, 2016 MEDITECH's cash, cash equivalents and marketable securities totaled $350.4 million. Marketable securities consisted of preferred and common equities. For the first three months of 2016 cash flow from operations was $2.2 million, cash flow from investing was $19.4 million and cash flow used in financing was $23.1 million. The payment of $23.1 million in dividends to shareholders was the primary use of cash generated by operating and investing activities during the period.

MEDITECH has no long-term debt. Shareholder equity at March 31, 2016 was $541.2 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at March 31, 2016 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 1st quarter of 2016. However, during the 1st quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 13,518 shares in January at $45 per share, 46,000 shares in February at $45 per share and 2,695 shares in March at $45 per share for a total of $2,799,585.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 1 Constitution Way, Foxborough, Massachusetts, on Monday, April 25, 2016. The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Clerk, Shannon Connell, keeping the minutes. On the March 25, 2016 record date there were a total of 37,190,854 shares of MEDITECH's common stock, par value $1.00 per share outstanding. A total of 36,062,503 shares or 97.0% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or in person by ballot.

The following six directors of MEDITECH were elected to serve until the 2017 Annual Meeting and thereafter until their successors are chosen and qualified, with votes cast as follows:

Name of Nominee	For	Withheld

A. Neil Pappalardo	35,791,925	270,578
Lawrence A. Polimeno	35,789,909	272,594
Howard Messing	35,770,758	291,745
Roland L. Driscoll	35,715,471	347,032
Edward B. Roberts	35,716,564	345,939
Barbara A. Manzolillo	35,776,442	286,061

L. P. Dan Valente resigned as a director of MEDITECH effective simultaneously with the election of his successor, Barbara A. Manzolillo. The proposal to ratify the selection of Wolf & Company, P.C. as MEDITECH's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2016 was approved, with 34,232,299 shares in favor, 14,860 shares against and 1,815,344 shares abstaining.

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

April 29, 2016
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)