Form 10-Q
period 2016-06-30
Medical Information Technology, Inc.
filed 2016-07-29
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2016

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of Common Stock, $1.00 par value, outstanding at June 30, 2016.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2015 and June 30, 2016

	Dec 31, 2015	Jun 30, 2016

Cash and equivalents	$23,565,899	$17,766,621
Marketable securities	328,571,476	343,584,475
Trade receivables, net of reserve	40,487,646	37,808,412
Other receivables and prepaid	14,237,964	17,289,694

Current assets	406,862,985	416,449,202

Computer equipment	14,624,946	14,051,904
Furniture and fixtures	73,728,406	72,455,281
Buildings	251,283,833	250,847,188
Land	42,137,323	42,948,060
Accumulated depreciation	(157,393,862)	(160,403,789)

Fixed assets	224,380,646	219,898,644

Other assets	12,226,146	11,485,202
Deferred taxes	9,009,865	8,965,576

Total assets	$652,479,642	$656,798,624

Accounts payable	$284,460	$296,777
Taxes payable	3,920,212	1,767,084
Accrued expenses	39,781,123	29,736,575
Deferred revenue	21,544,141	25,922,009

Current liabilities	65,529,936	57,722,445

Deferred taxes	31,495,712	39,830,261
Tax reserves	17,024,936	18,341,363

Total liabilities	114,050,584	115,894,069

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2015 and 2016	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	336,362,911	325,466,584
Unrealized after-tax security gains	41,967,334	55,339,158

Shareholder equity	538,429,058	540,904,555

Total liabilities and shareholder equity	$652,479,642	$656,798,624

Statements of Income and Comprehensive Income
Three and Six Months Ended on June 30, 2015 and 2016

	3 months	ended on	6 months	ended on
	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016

Product revenue	$36,497,226	$36,700,769	$69,792,136	$71,091,636
Service revenue	80,638,691	84,025,974	160,389,268	167,561,390

Total revenue	117,135,917	120,726,743	230,181,404	238,653,026

Operations, development	76,012,110	75,936,611	150,168,878	151,956,713
Selling, G & A	24,863,996	26,660,250	48,808,168	52,573,350

Operating expense	100,876,106	102,596,861	198,977,046	204,530,063

Operating income	16,259,811	18,129,882	31,204,358	34,122,963

Other income	8,178,968	6,768,516	24,637,685	20,074,239
Other expense	1,817,136	1,531,523	3,750,670	2,974,871

Pretax income	22,621,643	23,366,875	52,091,373	51,222,331

State income tax	726,000	1,325,000	1,741,000	3,672,000
Federal income tax	4,642,000	5,802,000	13,321,000	12,330,000

Income tax	5,368,000	7,127,000	15,062,000	16,002,000

Net income	$17,253,643	$16,239,875	$37,029,373	$35,220,331

Change in unrealized after-tax security gains	(5,518,518)	6,502,550	(17,479,008)	13,371,824

Comprehensive income	$11,735,125	$22,742,425	$19,550,365	$48,592,155

Statements of Cash Flow
Six Months Ended on June 30, 2015 and 2016

	6 months	ended on
	Jun 30, 2015	Jun 30, 2016

Net income	$37,029,373	$35,220,331
Depreciation and amortization expense	7,613,229	7,639,218
Pre-tax gain on sale of marketable securities	(13,821,395)	(10,114,468)
Pre-tax gain on sale of fixed assets	(29,000)	0
Change in trade receivable, net of reserve	587,265	2,679,234
Change in other receivables and prepaid	1,327,688	(3,051,730)
Change in accounts payable	524,805	12,317
Change in taxes payable	(949,017)	(2,153,128)
Change in accrued expenses	(19,528,919)	(10,044,548)
Change in deferred revenue	6,227,650	4,377,868
Change in net deferred taxes	1,808,902	(535,710)
Change in tax reserves	(3,366,446)	1,316,427

Net cash from operations	17,424,135	25,345,811

Purchases of marketable securities	0	(16,575,606)
Sales of marketable securities	54,443,406	33,963,448
Purchases of fixed assets	(7,094,137)	(2,594,716)
Sales of fixed assets	124,800	0
Change in other assets	443,330	178,443

Net cash from investing	47,917,399	14,971,569

Dividends paid	(50,545,561)	(46,116,658)

Net cash used in financing	(50,545,561)	(46,116,658)

Net change in cash and equivalents	14,795,973	(5,799,278)
Cash and equivalents at beginning	21,089,887	23,565,899

Cash and equivalents at end	$35,885,860	$17,766,621

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

The following table indicates the original cost, unrealized pre-tax gains and losses, and fair market value of MEDITECH's marketable securities using specific identification. The unrealized after-tax gains and losses have been accounted for within comprehensive income. There are no pre-tax losses as of June 30, 2016.

	Dec 31, 2015	Jun 30, 2016

Original cost	$258,625,920	$251,352,546
Unrealized pre-tax gains	70,995,011	92,231,929
Unrealized pre-tax losses	(1,049,455)	0

Fair market value	$328,571,476	$343,584,475

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its June 30, 2016 carrying value.

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

	3 months	ended on	6 months	ended on
	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016

Net income	$17,253,643	$16,239,875	$37,029,373	$35,220,331
Average number of shares	37,165,854	37,190,854	37,165,854	37,190,854
Earnings per share	$0.46	$0.44	$1.00	$0.95

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

	3 months	ended on	6 months	ended on
	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016

Unrealized after-tax gains arising during the
period on securities existing at period end	(4,063,887)	7,600,775	(9,415,797)	20,531,003

Unrealized after-tax gains arising before the
period on securities sold during the period	(1,454,631)	(1,098,225)	(8,063,211)	(7,159,180)

Change in unrealized after-tax security gains	(5,518,518)	6,502,550	(17,479,008)	13,371,824

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

	3 months	ended on	6 months	ended on
	Jun 30, 2015	Jun 30, 2016	Jun 30, 2015	Jun 30, 2016

United States	87%	88%	88%	88%
Canada	12%	10%	11%	10%
All others	1%	2%	1%	2%

Note 8. Recent Accounting Pronouncement

Effective January 1, 2016 MEDITECH adopted ASU 2015-17, Income Taxes, Balance Sheet, Classification of Deferred Taxes. This update provides for a simplified presentation of deferred income tax assets and liabilities to be now classified as noncurrent and adopted retrospectively.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2015	Jun 30, 2016	Change

Total revenue	$117,135,917	$120,726,743	3.1%
Operating income	16,259,811	18,129,882	11.5%
Net income	17,253,643	16,239,875	(5.9%)
Average number of shares	37,165,854	37,190,854	0.1%
Earnings per share	$0.46	$0.44	(5.9%)
Cash dividends per share	$0.68	$0.62	(8.8%)

Total revenue from both existing and new customers increased by $3.6 million, composed of a $0.2 million addition in product revenue and a $3.4 million addition in service revenue.

Operating expense increased by $1.7 million or 1.7% due primarily to higher staff related expenses. The resultant operating income increased by $1.9 million.

Other income decreased by $1.4 million due primarily to lower realized pre-tax marketable securities gains. Other expense decreased by $0.3 million. The resultant pre-tax income increased by $0.7 million or 3.3%.

MEDITECH's effective tax rate increased from 23.7% to 30.5% due primarily to the prior period's reduced tax reserve. Net income decreased by $1.0 million due primarily to lower realized after-tax marketable securities gains.

Operating	6 months	ended on	Percent
Results	Jun 30, 2015	Jun 30, 2016	Change

Total revenue	$230,181,404	$238,653,026	3.7%
Operating income	31,204,358	34,122,963	9.4%
Net income	37,029,373	35,220,331	(4.9%)
Average number of shares	37,165,854	37,190,854	0.1%
Earnings per share	$1.00	$0.95	(4.9%)
Cash dividends per share	$1.36	$1.24	(8.8%)

Total revenue from both existing and new customers increased by $8.5 million, composed of a $1.3 million addition in product revenue and a $7.2 million addition in service revenue.

Operating expense increased by $5.6 million or 2.8% due primarily to higher staff related expenses. The resultant operating income increased by $2.9 million.

Other income decreased by $4.6 million due primarily to lower realized pre-tax marketable securities gains. Other expense decreased by $0.8 million. The resultant pretax income decreased by $0.9 million or 1.7%.

MEDITECH's effective tax rate increased from 28.9% to 31.2% due primarily to the prior period's reduced tax reserve. Net income decreased by $1.8 million due primarily to lower realized after-tax marketable securities gains.

Financial Condition	Dec 31, 2015	Jun 30, 2016

Working capital	$341,433,049	$358,726,757
Total assets	652,479,642	656,798,624
Total liabilities	114,050,584	115,894,069
Shareholder equity	538,429,058	540,904,555
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$14.48	$14.54

Accrued expenses decreased by $10.0 million during the period due primarily to the payment of $32.5 million in bonuses applicable to 2015 offset by the accrual of $21.3 million in bonus expenses applicable to 2016.

Deferred tax liabilities increased by $8.3 million during the period due primarily to a larger unrealized after-tax gain of marketable securities.

At June 30, 2016 MEDITECH's cash, cash equivalents and marketable securities totaled $361.4 million. Marketable securities consisted of preferred and common equities. For the first six months of 2016 cash flow from operations was $25.3 million, cash flow from investing was $15.0 million and cash flow used in financing was $46.1 million. The payment of $46.1 million in dividends to shareholders was the primary use of cash generated by operating and investing activities during the period.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2016 was $540.9 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at June 30, 2016 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 2nd quarter of 2016. However, during the 2nd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 6,430 shares in April at $45 per share, 18,503 shares in May at $45 per share and 11,425 shares in June at $45 per share for a total of $1,636,110.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

At the July 25, 2016 MEDITECH Board of Director meeting Roland Driscoll resigned as a director effective simultaneously with the election of his successor, Stuart Lefthes.

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

July 29, 2016
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)