Form 10-Q
period 2016-09-30
Medical Information Technology, Inc.
filed 2016-10-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of Common Stock, $1.00 par value, outstanding at September 30, 2016.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2015 and September 30, 2016

	Dec 31, 2015	Sep 30, 2016

Cash and equivalents	$23,565,899	$10,321,198
Marketable securities	328,571,476	345,876,098
Trade receivables, net of reserve	40,487,646	37,608,567
Other receivables and prepaid	14,237,964	18,493,483

Current assets	406,862,985	412,299,346

Computer equipment	14,624,946	14,470,936
Furniture and fixtures	73,728,406	73,445,925
Buildings	251,283,833	251,332,428
Land	42,137,323	43,195,108
Accumulated depreciation	(157,393,862)	(163,925,498)

Fixed assets	224,380,646	218,518,899

Other assets	12,226,146	11,150,528
Deferred taxes	9,009,865	8,587,414

Total assets	$652,479,642	$650,556,187

Accounts payable	$284,460	$417,915
Taxes payable	3,920,212	1,917,151
Accrued expenses	39,781,123	30,121,368
Deferred revenue	21,544,141	27,712,873

Current liabilities	65,529,936	60,169,307

Deferred taxes	31,495,712	35,808,266
Tax reserves	17,024,936	17,527,397

Total liabilities	114,050,584	113,504,970

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2015 and 2016	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	336,362,911	327,868,239
Unrealized after-tax security gains	41,967,334	49,084,165

Shareholder equity	538,429,058	537,051,217

Total liabilities and shareholder equity	$652,479,642	$650,556,187

Statements of Income and Comprehensive Income
Three and Nine Months Ended on September 30, 2015 and 2016

	3 months	ended on	9 months	ended on
	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016

Product revenue	$37,004,099	$27,379,774	$106,796,235	$98,471,410
Service revenue	82,102,999	83,649,722	242,492,267	251,211,112

Total revenue	119,107,098	111,029,496	349,288,502	349,682,522

Operations, development	75,693,989	74,588,859	225,862,867	226,545,572
Selling, G & A	26,548,910	14,133,813	75,357,078	66,707,163

Operating expense	102,242,899	88,722,672	301,219,945	293,252,735

Operating income	16,864,199	22,306,824	48,068,557	56,429,787

Other income	4,986,286	11,087,829	29,623,971	31,162,068
Other expense	1,747,408	1,574,668	5,498,078	4,549,539

Pretax income	20,103,077	31,819,985	72,194,450	83,042,316

State income tax	364,000	(3,710,000)	2,105,000	(38,000)
Federal income tax	6,148,000	10,070,000	19,469,000	22,400,000

Income tax	6,512,000	6,360,000	21,574,000	22,362,000

Net income	$13,591,077	$25,459,985	$50,620,450	$60,680,316

Change in unrealized after-tax security gains	(3,911,859)	(6,254,993)	(21,390,867)	7,116,831

Comprehensive income	$9,679,218	$19,204,992	$29,229,583	$67,797,147

Statements of Cash Flow
Nine Months Ended on September 30, 2015 and 2016

	9 months	ended on
	Sep 30, 2015	Sep 30, 2016

Net income	$50,620,450	$60,680,316
Depreciation and amortization expense	11,436,185	11,442,177
Pre-tax gain on sale of marketable securities	(13,821,395)	(16,285,173)
Pre-tax gain on sale of fixed assets	(29,000)	0
Change in trade receivables, net of reserve	4,005,997	2,879,079
Change in other receivables and prepaid	3,929,224	(4,255,519)
Change in accounts payable	646,856	133,455
Change in taxes payable	(1,194,080)	(2,003,061)
Change in accrued expenses	(8,642,933)	(9,659,755)
Change in deferred revenue	4,551,941	6,168,732
Change in net deferred taxes	1,798,647	(9,549)
Change in tax reserves	(3,810,375)	502,461

Net cash from operations	49,491,517	49,593,163

Purchases of marketable securities	(18,781,845)	(37,677,167)
Sales of marketable securities	54,443,406	48,519,103
Purchases of fixed assets	(10,634,507)	(4,736,680)
Sales of fixed assets	124,800	0
Change in other assets	425,457	231,868

Net cash from investing	25,577,311	6,337,124

Dividends paid	(75,818,342)	(69,174,988)

Net cash used in financing	(75,818,342)	(69,174,988)

Net change in cash and equivalents	(749,514)	(13,244,701)
Cash and equivalents at beginning	21,089,887	23,565,899

Cash and equivalents at end	$20,340,373	$10,321,198

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

The following table indicates the original cost, unrealized pre-tax gains and losses, and fair market value of MEDITECH's marketable securities using specific identification. The unrealized after-tax gains and losses have been accounted for within comprehensive income. There are no pre-tax losses as of September 30, 2016.

	Dec 31, 2015	Sep 30, 2016

Original cost	$258,625,920	$264,069,157
Unrealized pre-tax gains	70,995,011	81,806,941
Unrealized pre-tax losses	(1,049,455)	0

Fair market value	$328,571,476	$345,876,098

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its September 30, 2016 carrying value.

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

	3 months	ended on	9 months	ended on
	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016

Net income	$13,591,077	$25,459,985	$50,620,450	$60,680,316
Average number of shares	37,165,854	37,190,854	37,165,854	37,190,854
Earnings per share	$0.37	$0.68	$1.36	$1.63

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

	3 months	ended on	9 months	ended on
	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016

Unrealized after-tax gains arising during the
period on securities existing at period end	(3,911,859)	(2,859,983)	(13,327,656)	17,671,021
Unrealized after-tax gains arising before the
period on securities sold during the period	0	(3,395,010)	(8,063,211)	(10,554,190)

Change in unrealized after-tax security gains	(3,911,859)	(6,254,993)	(21,390,867)	7,116,831

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

	3 months	ended on	9 months	ended on
	Sep 30, 2015	Sep 30, 2016	Sep 30, 2015	Sep 30, 2016

United States	86%	88%	87%	88%
Canada	10%	10%	11%	10%
All others	4%	2%	2%	2%

Note 8. Recent Accounting Pronouncement

Effective January 1, 2016 MEDITECH adopted ASU 2015-17, Income Taxes, Balance Sheet, Classification of Deferred Taxes. This update provides for a simplified presentation of deferred income tax assets and liabilities to be now classified as noncurrent and adopted retrospectively.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2015	Sep 30, 2016	Change

Total revenue	$119,107,098	$111,029,496	(6.8%)
Operating income	16,864,199	22,306,824	32.3%
Net income	13,591,077	25,459,985	87.3%
Average number of shares	37,165,854	37,190,854	0.1%
Earnings per share	$0.37	$0.68	87.2%
Cash dividends per share	$0.68	$0.62	(8.8%)

Total revenue from both existing and new customers decreased by $8.1 million, composed of a $9.6 million reduction in product revenue due primarily to lower product bookings, offset by a $1.5 million addition in service revenue.

Operating expense decreased by $13.5 million or 13.2% due primarily to lower staff related expenses, most of which was due to a non-recurring reduction in accrued bonus. The resultant operating income increased by $5.4 million.

Other income increased by $6.1 million due primarily to higher realized pre-tax marketable securities gains. Other expense decreased by $0.2 million. The resultant pre-tax income increased by $11.7 million or 58.3%.

MEDITECH's effective tax rate decreased from 32.4% to 20.0% due primarily to a state apportionment change and associated amended filings for prior years. Net income increased by $11.8 million due primarily to lower staff related expenses and higher realized pre-tax marketable securities gains.

Operating	9 months	ended on	Percent
Results	Sep 30, 2015	Sep 30, 2016	Change

Total revenue	$349,288,502	$349,682,522	0.1%
Operating income	48,068,557	56,429,787	17.4%
Net income	50,620,450	60,680,316	19.9%
Average number of shares	37,165,854	37,190,854	0.1%
Earnings per share	$1.36	$1.63	19.8%
Cash dividends per share	$2.04	$1.86	(8.8%)

Total revenue from both existing and new customers increased by $0.4 million, composed of a $8.3 million reduction in product revenue due primarily to lower product bookings, offset by a $8.7 million addition in service revenue.

Operating expense decreased by $8.0 million or 2.6% due primarily to lower staff related expenses, most of which was due to a non-recurring reduction in accrued bonus. The resultant operating income increased by $8.4 million.

Other income increased by $1.5 million due primarily to higher realized pre-tax marketable securities gains. Other expense decreased by $0.9 million. The resultant pretax income increased by $10.8 million or 15.0%.

MEDITECH's effective tax rate decreased from 29.9% to 26.9% due primarily to a state apportionment change and associated amended filings for prior years. Net income increased by $10.1 million due primarily to lower staff related expenses and higher realized pre-tax marketable securities gains.

Financial Condition	Dec 31, 2015	Sep 30, 2016

Working capital	$341,433,049	$352,130,039
Total assets	652,479,642	650,556,187
Total liabilities	114,050,584	113,504,970
Shareholder equity	538,429,058	537,051,217
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$14.48	$14.44

Accrued expenses decreased by $9.7 million during the period due primarily to the payment of $32.5 million in bonuses applicable to 2015 offset by the accrual of $21.5 million in bonus expenses applicable to 2016.

Deferred tax liabilities increased by $4.3 million during the period due primarily to a larger unrealized after-tax gain of marketable securities.

At September 30, 2016 MEDITECH's cash, cash equivalents and marketable securities totaled $356.2 million. Marketable securities consisted of preferred and common equities. For the first nine months of 2016 cash flow from operations was $49.6 million, cash flow from investing was $6.3 million and cash flow used in financing was $69.2 million. The payment of $69.2 million in dividends to shareholders was the primary use of cash generated by operating and investing activities during the period.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2016 was $537.1 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at September 30, 2016 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3rd quarter of 2016. However, during the 3rd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 6,615 shares in July at $45 per share, 9,080 shares in August at $45 per share and 1,785 shares in September at $45 per share for a total of $786,600.

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

October 31, 2016
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)