Form 10-K
period 2016-12-31
Medical Information Technology, Inc.
filed 2017-01-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at December 31, 2016.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture, license and support computer software products for the hospital market. For 2016 combined product and service revenue was $462.3M, operating income was $69.9M and net income was $72.9M. Product bookings were $143.7M and the resultant year-end product backlog was $158.1M. By year-end MEDITECH had about 3,700 staff members, and about 2,400 active healthcare sites throughout the United States, Canada and the United Kingdom.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 200 hospitals and has been MEDITECH's largest customer for many years. HCA represented 7% of MEDITECH revenues in 2016.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At year-end 2016 MEDITECH owned 11 facilities containing almost 1.7 million square feet of office space, all being well maintained Class A properties, 8 in the greater Boston area, 1 in Atlanta and 2 in the Minneapolis area. MEDITECH occupies 81% of the space and the remainder is leased to various tenants. MEDITECH has adequate space for its reasonable needs in the near future.

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

During 2016 MEDITECH did not repurchase any of its shares of common stock. However, during 2016 the MEDITECH Profit Sharing Trust purchased 141,249 shares at $45.00 per share from existing shareholders in individual private transactions for an aggregate consideration of $6,356,205.

No shares of MEDITECH common stock were offered or sold to staff members pursuant to the 2004 Stock Purchase Plan during 2016. During December 2016 MEDITECH contributed $9,000,000 in cash to the MEDITECH Profit Sharing Trust. At December 31, 2016, there were 1,977 shareholders of MEDITECH's common stock and 37,190,854 shares outstanding. MEDITECH has paid quarterly cash dividends continuously since 1980 and such annual Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

MEDITECH's financial statements are presented in this 10-K. Selected financial data for the past 5 years ended December 31 are as follows:

	2012	2013	2014	2015	2016

Full Year Operations:
Total revenue	$597,838,787	$579,645,457	$517,002,274	$475,525,581	$462,256,468
Operating income	191,605,850	163,615,515	108,931,963	67,128,626	69,891,192
Net income	130,546,535	133,328,172	123,508,355	70,066,792	72,890,198
Average shares	36,777,380	37,102,883	37,142,937	37,167,937	37,190,854
Net income/share	$3.55	$3.59	$3.33	$1.88	$1.96
Year End Position:
Total assets	$647,188,025	$716,476,005	$704,640,374	$652,479,642	$634,294,572
Total liabilities	109,391,458	130,231,196	128,313,314	114,050,584	110,759,875
Shareholder equity	537,796,567	586,244,809	576,327,060	538,429,058	523,534,697
Shares outstanding	36,935,201	37,140,854	37,165,854	37,190,854	37,190,854
Shareholder equity/share	$14.56	$15.78	$15.51	$14.48	$14.08
Other Financial Data:
Working capital	$355,756,499	$366,107,324	$349,807,786	$341,333,049	$334,995,263
Operating cash flow	139,841,329	130,019,640	73,250,910	79,245,824	62,066,105
Depreciation & amortization	11,810,960	12,934,306	15,039,444	15,277,304	15,009,723
Cash dividends/share	$2.88	$3.00	$3.00	$2.72	$2.48

Item 7 - Management's Discussion and Analysis of Operating Results and Financial Condition

Comparison of Fiscal Years ended December 31, 2015 and 2016:

Total revenue from both existing and new customers decreased $13.3 million or 2.8% from $475.5 million in 2015 to $462.3 million in 2016. It was composed of a $22.4 million reduction in product revenue due primarily to lower product bookings, offset by a $9.2 million addition in service revenue.

Operating expense decreased $16.0 million or 3.9% from $408.4 million in 2015 to $392.4 million in 2016 due primarily to lower staff related costs, most of which was due to a non-recurring reduction in accrued bonus. The resultant operating income increased $2.8 million or 4.1% from $67.1 million in 2015 to $69.9 million in 2016.

Other income increased $3.4 million due primarily to additional gains from the sale of marketable securities. Other expense decreased by $0.6 million. The resultant pretax income increased $6.7 million or 7.1% from $95.2 million in 2015 to $102.0 million in 2016.

MEDITECH's effective tax rate increased from 26.4% in 2015 to 28.5% in 2016 due primarily to the prior period's tax reserve revision. The resultant net income increased $2.8 million or 4.0% from $70.1 million in 2015 to $72.9 million in 2016.

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

Financial Condition:

At December 31, 2016 MEDITECH's cash, cash equivalents and marketable securities totaled $340.0 million. Marketable securities consisted of preferred and common equities. During 2016 cash flow from operations was $62.1 million, cash flow from investing was $20.7 million and cash flow used in financing was $92.2 million. The payment of $92.2 million in dividends to shareholders was the primary use of cash generated by operating and investing activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2016 was $523.5 million. During 2016 management expended $7.6 million for updated facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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
As of December 31, 2014, 2015 and 2016
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medical Information Technology, Inc.:

We have audited the accompanying balance sheets of Medical Information Technology as of December 31, 2014, 2015 and 2016, and the related statements of income and comprehensive income, shareholder equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Information Technology as of December 31, 2014, 2015 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Wolf & Company, P.C.
Boston, Massachusetts
January 31, 2017

Balance Sheets
as of December 31, 2014, 2015 and 2016

	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016

Cash and equivalents	$21,089,887	$23,565,899	$14,089,951
Marketable securities	363,742,759	328,571,476	325,878,440
Trade receivables, net of reserve	48,572,645	40,487,646	41,574,483
Other receivables and prepaid	20,496,029	14,237,964	12,571,540

Current assets	453,901,320	406,862,985	394,114,414

Computer equipment	14,546,084	14,624,946	14,948,503
Furniture and fixtures	71,174,810	73,728,406	75,710,297
Buildings	245,099,444	251,283,833	251,410,624
Land	42,233,123	42,137,323	43,195,576
Accumulated depreciation	(146,165,740)	(157,393,862)	(167,211,794)

Fixed assets	226,887,721	224,380,646	218,053,206

Other assets	13,627,126	12,226,146	10,764,422
Deferred taxes	10,224,207	9,009,865	11,362,530

Total assets	$704,640,374	$652,479,642	$634,294,572

Accounts payable	$479,882	$284,460	$222,615
Taxes payable	3,869,303	3,920,212	2,652,067
Accrued expenses	45,125,716	39,781,123	22,542,136
Deferred revenue	20,093,200	21,544,141	33,702,333

Current liabilities	69,568,101	65,529,936	59,119,151

Deferred taxes	37,456,161	31,495,712	33,411,551
Tax reserves	21,289,052	17,024,936	18,229,173

Total liabilities	128,313,314	114,050,584	110,759,875

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,165,854 shares in 2014, 37,190,854 shares
in 2015 and 37,190,854 shares in 2016	37,165,854	37,190,854	37,190,854
Additional paid-in capital	121,807,959	122,907,959	122,907,959
Retained income	367,387,243	336,362,911	317,019,791
Unrealized after-tax security gains	49,966,004	41,967,334	46,416,093

Shareholder equity	576,327,060	538,429,058	523,534,697

Total liabilities and shareholder equity	$704,640,374	$652,479,642	$634,294,572

The accompanying notes are an integral part of these financial statements.

Statements of Income and Comprehensive Income
for the Years Ended December 31, 2014, 2015 and 2016

	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016

Product revenue	$205,070,319	$150,170,631	$127,725,979
Service revenue	311,931,955	325,354,950	334,530,489

Total revenue	517,002,274	475,525,581	462,256,468

Operations, development	296,636,408	304,666,882	307,959,189
Selling, G & A	111,433,903	103,730,073	84,406,087

Operating expense	408,070,311	408,396,955	392,365,276

Operating income	108,931,963	67,128,626	69,891,192

Other income	62,403,762	34,628,763	38,045,900
Other expense	6,715,088	6,528,175	5,966,144

Pretax income	164,620,637	95,229,214	101,970,948

State income tax	9,037,753	2,729,218	2,427,772
Federal income tax	32,074,529	22,433,204	26,652,978

Income tax	41,112,282	25,162,422	29,080,750

Net income	$123,508,355	$70,066,792	72,890,198

Change in unrealized after-tax security gains	(23,128,542)	(7,998,670)	4,448,759

Comprehensive income	$100,379,813	$62,068,122	$77,338,957

The accompanying notes are an integral part of these financial statements.

Statements of Shareholder Equity
for the Years Ended December 31, 2014, 2015 and 2016

	Common Stock Paid-in capital	Retained income	Other Comprehensive	Shareholder equity

Balance, December 31, 2013	$157,848,813	$355,301,450	$73,094,546	$586,244,809
Issuance of common stock
to the Profit Sharing Plan	1,125,000			1,125,000
Net income		123,508,355		123,508,355
Change in unrealized after-tax security gains			(23,128,542)	(23,128,542)
Dividends paid		(111,422,562)		(111,422,562)

Balance, December 31, 2014	$158,973,813	$367,387,243	$49,966,004	$576,327,060
Issuance of common stock
to the Profit Sharing Plan	1,125,000			1,125,000
Net income		70,066,792		70,066,792
Change in unrealized after-tax security gains			(7,998,670)	(7,998,670)
Dividends paid		(101,091,124)		(101,091,124)

Balance, December 31, 2015	$160,098,813	$336,362,911	$41,967,334	$538,429,058
Net income		72,890,198		72,890,198
Change in unrealized after-tax security gains			4,448,759	4,448,759
Dividends paid		(92,233,318)		(92,233,318)

Balance, December 31, 2016	$160,098,813	$317,019,791	$46,416,093	$523,534,697

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
for the Years Ended December 31, 2014, 2015 and 2016

	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016

Net income	$123,508,355	$70,066,792	$72,890,198
Depreciation and amortization expense	15,039,444	15,277,304	15,009,723
Stock contributions to qualified profit sharing plan	1,125,000	1,125,000	-
Pretax gain on sale of marketable securities	(41,381,522)	(13,821,395)	(17,804,190)
Pretax gain on sale of fixed assets	-	(29,000)	-
Change in trade receivables, net of reserve	2,066,095	8,084,999	(1,086,837)
Change in other receivables and prepaid	(9,814,114)	6,258,065	1,666,424
Change in accounts payable	(1,054,603)	(195,422)	(61,845)
Change in taxes payable	1,814,600	50,909	(1,268,145)
Change in accrued expenses	(8,851,095)	(5,344,593)	(17,238,987)
Change in deferred revenue	(15,410,126)	1,450,941	12,158,192
Change in deferred taxes	3,432,101	586,340	(3,402,665)
Change in tax reserves	2,776,775	(4,264,116)	1,204,237

Net cash from operating activities	73,250,910	79,245,824	62,066,105

Purchases of marketable securities	(24,482,878)	(18,781,845)	(37,677,167)
Sales of marketable securities	65,064,329	54,443,406	65,588,991
Purchases of fixed assets	(24,131,455)	(11,741,030)	(7,557,283)
Sales of fixed assets	-	124,800	-
Change in other assets	329,546	275,981	336,724

Net cash from investing activities	16,779,542	24,321,312	20,691,265

Dividends paid	(111,422,562)	(101,091,124)	(92,233,318)

Net cash used in financing activities	(111,422,562)	(101,091,124)	(92,233,318)

Net change in cash and equivalents	(21,392,110)	2,476,012	(9,475,948)
Cash and equivalents at beginning of year	42,481,997	21,089,887	23,565,899

Cash and equivalents at end of year	$21,089,887	$23,565,899	$14,089,951

Supplemental Disclosure:
Cash paid for income taxes	$40,726,970	$23,911,262	$31,578,902
Cash refunded for state income taxes	-	-	(3,998,277)

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements December 31, 2016

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

The following table indicates the original cost, unrealized pretax gains and losses, and fair market value of MEDITECH's securities for the three years ended December 31. The change in unrealized after-tax security gains and losses have been accounted for within comprehensive income. MEDITECH had evaluated the unrealized losses as of December 31, 2015 and had concluded that these were temporary in nature.

	2014	2015	2016

Original cost	$280,466,086	$258,625,920	$248,518,286
Unrealized pretax gains	83,276,673	70,995,011	77,360,154
Unrealized pretax losses	-	(1,049,455)	-

Fair market value	$363,742,759	$328,571,476	$325,878,440

Note 3. Reserve for Doubtful Accounts

The components of the reserve for doubtful accounts for the three years ended December 31 are as follows:

	2014	2015	2016

Reserve at beginning of year	$1,575,000	$1,575,000	$1,575,000
Amounts charged to expense	28,342	95,300	0
Amounts written off	(28,342)	(95,300)	0

Reserve at end of year	$1,575,000	$1,575,000	$1,575,000

Note 4. Deferred Taxes

Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expense for tax purposes. Deferred tax assets consist primarily of prepaid tax on accrued expenses, prepaid tax on deposits, deferred revenues, and Federal benefit for tax reserves. Deferred tax liabilities consist primarily of tax on unrealized pretax gains. The deferred tax asset and liability for the three years ended December 31 have been retroactively reclassified as follows:

	2014	2015	2016

Deferred tax asset	$10,224,207	$9,009,865	$11,362,530
Deferred tax liability	37,456,161	31,495,712	33,411,551

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

Note 6. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its December 31, 2016 carrying value.

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

MEDITECH follows the provisions of ASC 350-20-35 Intangibles, Goodwill and Other Qualitative Testing. MEDITECH annually assesses qualitative factors of its goodwill assets for impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The evaluation assesses all relevant economic, industry, regulatory, and legal facts and circumstances as well as overall performance. If, after assessing the totality of such facts and circumstances, MEDITECH determines that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further goodwill impairment testing is necessary. In accordance with ASC 805-10 and ASC 350-20-35, on December 31, 2016, MEDITECH concluded no impairment was needed on a qualitative testing basis. The components of other assets for the three years ended December 31 are as follows:

	2014	2015	2016

Investments	$1,440,061	$1,440,061	$1,440,061
Mortgage notes	591,200	452,600	299,600
Goodwill & intangibles	7,246,467	5,884,815	4,702,533
Other	4,349,398	4,448,670	4,322,228

Other assets	$13,627,126	$12,226,146	$10,764,422

Note 7. Accrued Expenses

The components of accrued expenses for the three years ended December 31 are as follows:

	2014	2015	2016

Accrued bonuses	$37,245,000	$32,500,000	$15,000,000
Accrued vacation	5,108,000	4,950,000	5,110,000
Other	2,772,716	2,331,123	2,432,136

Accrued expenses	$45,125,716	$39,781,123	$22,542,136

Note 8. Tax Reserves

Tax reserves relate to the uncertainty of domestic production activities deduction and state nexus. During 2015, upon completion of IRS audit for 2012, our return was accepted as filed thus tax reserves for uncertainty of domestic production activities were removed. Key judgments are reviewed annually and additional adjustments to state nexus were made to reflect current assessments. The years 2013 through 2016 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. MEDITECH accounts for the annual change in tax reserves as part of its provision for income taxes. The components of tax reserves for the three years ended December 31 are as follows:

	2014	2015	2016

Potential tax assessment	$9,040,063	$6,274,117	$8,776,368
Interest and penalties	12,248,989	10,750,819	9,452,805

Tax reserves	$21,289,052	$17,024,936	$18,229,173

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

	2014	2015	2016

Total revenues	$517,002,274	$475,525,581	$462,256,468

United States	89%	87%	88%
Canada	9%	11%	10%
All others	2%	2%	2%

Largest customer	7%	6%	7%

Note 10. Other Income

Other income consists primarily of rents, dividends, interest and realized marketable security activity. The components of other income for the three years ended December 31 are as follows:

	2014	2015	2016

Rents	$6,792,908	$6,473,013	$6,828,374
Dividends	14,145,698	13,828,327	13,395,463
Interest	83,634	17,851	17,719
Security gains	41,381,522	13,821,395	17,804,344
Other	-	488,177	-

Other income	$62,403,762	$34,628,763	$38,045,900

Note 11. Other Expense

Other expense consists primarily of rental costs and charitable contributions. The components of other expense for the three years ended December 31 are as follows:

	2014	2015	2016

Rental costs	$5,804,562	$5,626,279	$5,104,892
Charitable contributions	815,000	790,000	790,000
Other	95,526	111,896	71,252

Other expense	$6,715,088	$6,528,175	$5,966,144

Note 12. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. The current and deferred components of the State and Federal income taxes for the three years ended December 31 are as follows:

	2014	2015	2016

State current	$8,652,777	$2,737,228	$2,626,131
State deferred	384,976	(8,010)	(198,359)

State income tax	$9,037,753	$2,729,218	$2,427,772

Federal current	$29,027,406	$21,719,429	$29,857,284
Federal deferred	3,047,123	713,775	(3,204,306)

Federal income tax	$32,074,529	$22,433,204	$26,652,978

Note 13. Income Tax Rate

During 2008 MEDITECH recorded an impairment loss of $41 million on marketable securities, but a deferred tax asset was not recognized because unrealized gains were not available at the time of impairment. In 2014 the previously impaired marketable securities were sold and MEDITECH realized a tax benefit of $16.4 million upon the sale. During 2015 tax reserves for uncertainty of domestic production activities were removed. The effective income tax rate for the three years ended December 31 is as follows:

	2014	2015	2016

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	3.6%	1.9%	1.5%
Dividend income exclusion	(2.1%)	(3.5%)	(3.9%)
Federal R&D tax credit	(2.5%)	(4.2%)	(3.4%)
Gain on sale of impaired securities	(8.8%)	-	-
Tax reserve revision	-	(2.2%)	-
Other	(0.2%)	(0.6%)	(0.7%)

Effective tax rate	25.0%	26.4%	28.5%

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

	2014	2015	2016

Net income	$123,508,355	$70,066,792	$72,890,198
Average number of shares	37,142,937	37,167,937	37,190,854
Earnings per share	$3.33	$1.88	$1.96

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

	2014	2015	2016

Unrealized after-tax gains arising during the
period on securities existing at period end	$8,214,218	$64,541	$16,233,829
Unrealized after-tax gains arising before the
period on securities sold during the period	(31,342,760)	(8,063,211)	(11,785,071)

Change in unrealized after-tax security gains	($23,128,542)	($7,998,670)	$4,448,759

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

	2014	2015	2016

Cash	$9,375,000	$7,875,000	$9,000,000
25,000 shares at $45 per share	1,125,000	1,125,000	-

Total Contribution	$10,500,000	$9,000,000	$9,000,000

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

Note 18. Recent Accounting Pronouncement

In August 2015, the FASB issued updated accounting guidance on revenue recognition. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods and services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods and services. As permitted, the Company has elected to early adopt effective January 1, 2017 with the modified retrospective application and will apply the guidance retrospectively only to the most current period presented in the financial statements and only on contracts that are not completed as of the date of initial application. The cumulative effect of initially applying the standard will be recognized as an adjustment to the opening balance of retained earnings component of shareholder equity. For certain contracts, revenue previously recognized based on completion of contract milestones will now be based on the percentage of completion of specific events.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-01 on its financial statements.

Note 19. Supplemental Data

Unaudited operating results by quarter for the three years ended December 31 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2014

Total revenue	$130,701,929	$139,089,612	$123,444,726	$123,766,007	$517,002,274
Operating income	29,113,794	33,954,701	25,659,626	20,203,842	108,931,963
Net income	61,844,708	23,556,349	18,425,372	19,681,926	123,508,355
Net income per share	$1.67	$0.63	$0.50	$0.53	$3.33

	1st Q	2nd Q	3rd Q	4th Q	2015

Total revenue	$113,045,487	$117,135,917	$119,107,098	$126,237,079	$475,525,581
Operating income	14,944,547	16,259,811	16,864,199	19,060,069	67,128,626
Net income	19,775,730	17,253,643	13,591,077	19,446,342	70,066,792
Net income per share	$0.53	$0.46	$0.37	$0.52	$1.88

	1st Q	2nd Q	3rd Q	4th Q	2016

Total revenue	$117,926,283	$120,726,743	$111,029,496	$112,573,946	$462,256,468
Operating income	15,993,081	18,129,882	22,306,824	13,461,405	69,891,192
Net income	18,980,456	16,239,875	25,459,985	12,209,882	72,890,198
Net income per share	$0.51	$0.44	$0.68	$0.62	$1.96

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Management's Annual Report On Internal Control Over Financial Reporting

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at December 31, 2016 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework (2013 Framework). Based on this assessment, we believe that as of December 31, 2016, MEDITECH's internal control over financial reporting was effective based on said criteria.

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

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2016, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	74	Chairman and Director
Lawrence A. Polimeno	75	Vice Chairman and Director
Howard Messing	64	President, Chief Executive Officer and Director
Barbara A. Manzolillo	64	Treasurer, Chief Financial Officer and Director
Edward B. Roberts	81	Director
Stuart N. Lefthes	63	Director
Michelle O'Connor	50	Executive Vice President and Chief Operating Officer
Hoda Sayed-Friel	58	Executive Vice President
Helen Waters	52	Executive Vice President
Christopher Anschuetz	64	Senior Vice President
Robert G. Gale	70	Senior Vice President
Steven B. Koretz	64	Senior Vice President
Leah Farina	49	Vice President
Scott Radner	51	Vice President
James Merlin	56	Controller and Chief Accounting Officer

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

Barbara A. Manzolillo has been a Director since 2016, is the Treasurer and Chief Financial Officer since 1996, and has been with MEDITECH since 1975.

Edward B. Roberts, co-founder of MEDITECH, is the David Sarnoff Professor of Management of Technology at the Sloan School of Management at the Massachusetts Institute of Technology, and has been a Director since 1969. He is also a Director of Sohu.com Inc.

Stuart N. Lefthes has been a Director since 2016, retired as the Senior Vice President of Sales in 2016, and had been with MEDITECH since 1983.

Michelle O'Connor has been the Executive Vice President and Chief Operating Officer since 2016, was Executive Vice President of Product Development prior to that, and has been with MEDITECH since 1988.

Hoda Sayed-Friel has been the Executive Vice President of Strategy and Client Services since 2012, was the Vice President of Marketing prior to that, and has been with MEDITECH since 1986.

Helen Waters has been the Executive Vice President of Sales and Marketing since 2016, was a Vice President of Customer Service prior to that, and has been with MEDITECH since 1990.

Christopher Anschuetz has been the Senior Vice President of Technology since 2011, was a Vice President prior to that, and has been with MEDITECH since 1975.

Robert G. Gale has been the Senior Vice President of Product Development since 2007, was a Vice President prior to that, and has been with MEDITECH since 1976.

Steven B. Koretz has been the Senior Vice President of Client Services since 2012, was a Vice President prior to that, and has been with MEDITECH since 1982.

Leah Farina has been the Vice President of Client Services since 2010, was a Senior Manager prior to that, and has been with MEDITECH since 1989.

Scott Radner has been the Vice President of Technology since 2011, was a Senior Manager prior to that, and has been with MEDITECH since 1990.

James Merlin has been the Controller and Chief Accounting Officer since 2016, was the Controller prior to that, and has been with MEDITECH since 1986.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business and financial activities and monitors the performance of management, but is not involved in the day-to-day operations. The Directors review MEDITECH's performance, processes and controls, key policies, legal and regulatory requirements, ethical conduct and new or unusual transactions. The Directors are actively involved in oversight of business and financial risks which could affect MEDITECH. The Board receives regular quarterly reports from Officers which cover topics such as financial, technological, regulatory and reputation risk. The Directors meet regularly with the CEO, the CFO, other Officers; read reports and other materials; and participate in Board and committee meetings. The Board consists of 6 members. During 2016 the Board held 4 regularly scheduled quarterly meetings and all 6 members attended all 4 meetings. Messrs. Roberts and Lefthes are "independent" as defined by the rules of the NYSE and NASDAQ.

The Board of Directors does not have an Audit Committee. Ms. Manzolillo is a financial experts within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The Board has selected Mr. Lefthes as its representative to meet quarterly with MEDITECH's Independent Registered Public Accounting firm to review accounting practices and advise MEDITECH's CFO.

The Board of Directors does not have a Compensation Committee. Instead, the full Board, because of its small size, carries out the duties of this Committee. The Board annually determines the total amount of the Staff Bonus and the contribution to the MEDITECH Profit Sharing Trust. Once a year the full Board meets with all the Officers to review their performance and responsibilities. The Board annually sets the compensation for each of the Officers.

The Board of Directors does not have a Nominating Committee. The Board considers a broad range of characteristics related to qualifications, background and diversity of nominees based on MEDITECH's current business needs. The Board has not adopted written guidelines regarding nominees for Director.

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2016 the committee contributed $790,000 to 40 cultural, educational and social service organizations primarily within the greater Boston area.

During 2016 the 2 members of the Board of Directors who were not Officers of MEDITECH received a fee of $8,000 for each quarterly meeting fully attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of MEDITECH.

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

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

Howard Messing	2016	$432,000	$16,991	$67,468	$3,780	$520,239
President, Chief Executive	2015	360,000	19,377	61,265	3,785	444,427
Officer and Director	2014	300,000	624,042	69,401	4,382	997,825

Barbara A. Manzolillo	2016	$408,000	$16,991	$67,468	$3,780	$496,239
Treasurer, Chief Financial	2015	300,000	19,377	61,265	3,785	384,427
Officer and Director	2014	252,000	374,042	69,401	4,382	699,825

Michelle O'Connor	2016	$384,000	$16,991	$41,431	$3,780	$446,202
Executive Vice President	2015	264,000	194,377	35,231	3,785	497,393
and Chief Operating Officer	2014	216,000	374,042	37,035	4,382	631,459

Hoda Sayed-Friel	2016	$384,000	$16,991	$64,680	$3,780	$469,451
Executive Vice President	2015	264,000	194,377	55,124	3,785	517,286
	2014	216,000	374,042	58,108	4,382	652,532

Helen Waters	2016	$384,000	$16,991	$45,213	$3,780	$449,984
Executive Vice President	2015	264,000	194,377	38,467	3,785	500,629
	2014	216,000	374,042	40,464	4,382	634,888

Annual Cash Bonus: MEDITECH pays a Staff Bonus to all staff members, including Officers, in recognition of services rendered by them during each calendar year. The individual portion of the Staff Bonus payable to each recipient is determined by prorating the sum of the recipient's prior five years of cash compensation capped at $600,000. In the above table certain Officers received an Officer bonus in prior years.

Profit Sharing Plan: MEDITECH maintains a qualified defined contribution plan for all of MEDITECH's staff known as the Medical Information Technology, Inc. Profit Sharing Plan. All of the staff who have completed one year of service participate in the Plan. The Board of Directors sets the annual contribution, which is allocated in proportion to total compensation of all eligible members for the Plan year capped at $100,000. No allocation is allowable under this Plan to owners of 10% or more of MEDITECH's common stock. Contributions by members are not permitted. Benefits under the Plan are considered deferred compensation and become fully vested after five years of continuous service with MEDITECH. Members who have at least 20 years of service or who have incurred financial hardship may make in service withdrawals. Lump sum cash payment is made upon retirement, death, disability or termination of employment.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2016 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	16,369,963	44.02%
MEDITECH Profit Sharing Trust*	6,469,209	17.39%
Ruderman Group	3,666,040	9.86%
Curtis W. Marble	2,500,000	6.72%
Grossman Group	2,061,144	5.54%
Lawrence A. Polimeno	975,000	2.62%
Edward B. Roberts	676,879	1.82%
Howard Messing	405,000	1.09%
Barbara A. Manzolillo	195,000	0.52%
Stuart N. Lefthes	113,000	0.30%
Helen Waters	39,200	0.11%
Hoda Sayed-Friel	27,000	0.07%
Michelle O'Connor	21,000	0.06%
15 Directors and Officers as a Group*	19,150,467	51.49%

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2016, the MEDITECH Profit Sharing Trust filed Forms 4 for its purchases of MEDITECH stock, but some of these filings were late. To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater-than-10% shareholders were satisfied in 2016.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

No additional shares of MEDITECH stock was purchased from MEDITECH by any Director or Officer in 2014, 2015 or 2016.

Item 14 - Principal Accounting Fees and Services

During 2016, audit and non-audit services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information, and discussing various accounting, tax, and regulatory matters. Fees paid or to be paid for such services for the three years ended December 31 are as follows:

	2014	2015	2016

Annual audit and quarterly reviews	$250,000	$265,000	$282,500
Audit related to Profit Sharing Trust	17,500	22,000	23,000

	$267,500	$287,000	$305,500

It is the policy of the Board of Directors to approve all audit and non-audit services to be provided to MEDITECH by its Independent Registered Public Accounting Firm and the above amounts were so approved.

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Howard Messing, Chief Executive Officer and President
(Signature)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 31, 2017
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2017.

A. Neil Pappalardo, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Howard Messing, President, CEO and Director
(Signature)

Edward B. Roberts, Director
(Signature)

Barbara A. Manzolillo, Treasurer, CFO and Director
(Signature)

Stuart N. Lefthes, Director
(Signature)