Form 10-Q
period 2017-03-31
Medical Information Technology, Inc.
filed 2017-04-28
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2017

0-28092
(Commission file number)

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State of Incorporation)

04-2455639
(IRS Employer Identification Number)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at March 31, 2017.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2016 and March 31, 2017

	Dec 31, 2016	Mar 31, 2017

Cash and equivalents	$14,089,951	$16,613,671
Marketable securities	325,878,440	315,486,745
Trade receivables, net of reserve	41,574,483	39,034,251
Contract assets, prepaid and other	12,571,540	9,532,278

Current assets	394,114,414	380,666,945

Computer equipment	14,948,503	15,031,446
Furniture and fixtures	75,710,297	78,001,729
Buildings	251,410,624	251,410,624
Land	43,195,576	43,195,576
Accumulated depreciation	(167,211,794)	(170,597,134)

Fixed assets	218,053,206	217,042,241

Other assets	10,764,422	10,855,925
Deferred taxes	11,362,530	15,674,907

Total assets	$634,294,572	$624,240,018

Accounts payable	$222,615	$386,221
Taxes payable	2,652,067	4,848,866
Accrued expenses	22,542,136	14,666,836
Deferred revenue	33,702,333	52,667,724

Current liabilities	59,119,151	72,569,647

Deferred taxes	33,411,551	30,888,384
Tax reserves	18,229,173	18,462,700

Total liabilities	110,759,875	121,920,731

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2016 and 2017	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	317,019,791	295,887,899
Unrealized after-tax security gains	46,416,093	46,332,575

Shareholder equity	523,534,697	502,319,287

Total liabilities and shareholder equity	$634,294,572	$624,240,018

Statements of Income and Comprehensive Income
Three Months Ended on March 31, 2016 and 2017

	3 months	ended on
	Mar 31, 2016	Mar 31, 2017

Product revenue	$34,390,867	$34,778,441
Service revenue	83,535,416	82,374,527

Total revenue	117,926,283	117,152,968

Operations, development	76,020,102	81,539,132
Selling, G & A	25,913,100	22,363,899

Operating expense	101,933,202	103,903,031

Operating income	15,993,081	13,249,937

Other income	13,305,723	8,442,937
Other expense	1,443,348	1,537,520

Pre-tax income	27,855,456	20,155,354

State income tax	2,347,000	1,031,000
Federal income tax	6,528,000	4,617,000

Income tax	8,875,000	5,648,000

Net income	$18,980,456	$14,507,354

Change in unrealized after-tax security gains	6,869,274	(83,518)

Comprehensive income	$25,849,730	$14,423,836

Statements of Cash Flow
Three Months Ended on March 31, 2016 and 2017

	3 months	ended on
	Mar 31, 2016	Mar 31, 2017

Net income	$18,980,456	$14,507,354
Depreciation and amortization expense	3,865,859	3,666,589
Pre-tax gain on sale of marketable securities	(8,254,680)	(3,562,168)
Pre-tax gain on sale of fixed assets	--	--
Change in trade receivables, net of reserve	6,170,366	2,540,232
Change in contract assets, prepaid and other	(1,342,637)	(3,129,461)
Change in accounts payable	214,687	163,606
Change in taxes payable	1,782,800	2,196,799
Change in accrued expenses	(22,071,944)	(7,875,300)
Change in deferred revenue	2,762,513	4,165,921
Change in net deferred taxes	(535,106)	1,551,734
Change in tax reserves	633,000	289,204

Net cash from operations	2,205,314	14,514,510

Sales of marketable securities	19,958,089	13,814,668
Purchases of fixed assets	(622,799)	(2,374,375)
Sales of fixed assets	--	--
Change in other assets	81,542	(372,754)

Net cash from investing	19,416,832	11,067,539

Dividends paid	(23,058,329)	(23,058,329)

Net cash used in financing	(23,058,329)	(23,058,329)

Net change in cash and equivalents	(1,436,183)	2,523,720
Cash and equivalents at beginning	23,565,899	14,089,951

Cash and equivalents at end	$22,129,716	$16,613,671

Supplemental Non-Cash Disclosure:
Net Adjustment for Revenue Recognition Standard (Note 8)	--	$12,580,916

Notes To Financial Statements

Note 1. Significant Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016 included in MEDITECH's Form 10-K filed on January 31, 2017. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

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

The following table indicates the original cost, unrealized pre-tax gains and losses, and fair market value of MEDITECH's securities. The change in unrealized after-tax security gains and losses have been accounted for within comprehensive income. There are no unrealized pre-tax losses as of March 31, 2017.

	Dec 31, 2016	Mar 31, 2017

Original cost	$248,518,286	$238,265,786
Unrealized pre-tax gains	77,360,154	77,220,959
Unrealized pre-tax losses	--	--

Fair market value	$325,878,440	$315,486,745

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its March 31, 2017 carrying value.

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

Note 4. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. They also relate to the increase in fair market value over the cost basis of marketable securities. Tax reserves relate to the uncertainty of state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2014 through 2016 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

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

	3 months	ended on
	Mar 31, 2016	Mar 31, 2017

Net income	$18,980,456	$14,507,354
Average number of shares	37,190,854	37,190,854
Earnings per share	$0.51	$0.39

Note 6. Comprehensive Income Presentation

MEDITECH follows the provisions of ASU 2011-05, Presentation of Comprehensive Income, which establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity including items such as unrealized after-tax gains or losses on marketable securities classified as available for sale, foreign currency translation adjustments and minimum pension liability adjustments. In MEDITECH's case net income plus the change in unrealized after-tax security gains is shown as comprehensive income in the income statement.

	3 months	ended on
	Mar 31, 2016	Mar 31, 2017

Unrealized after-tax gains arising during the
period on securities existing at period end	12,930,229	2,052,782

Unrealized after-tax gains arising before the
period on securities sold during the period	(6,060,955)	(2,136,300)

Change in unrealized after-tax security gains	6,869,274	(83,518)

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

	3 months	ended on
	Mar 31, 2016	Mar 31, 2017

United States	89%	87%
Canada	10%	12%
All others	1%	1%

Note 8. New Revenue Recognition Standard Adoption

Effective January 1, 2017 MEDITECH adopted the provisions of ASU 985-606, Revenue from Contracts with Customers, the new revenue recognition standard, with modified retrospective application.

Under the new standard MEDITECH enters into perpetual software license contracts that provide for a customer deposit upon contract execution, milestone billings during the implementation phase and fixed monthly support fees thereafter. MEDITECH classifies software fees and related implementation fees together as product revenue in the statement of income. Such revenue is recognized over time with the transfer of promised goods and services to the customer. MEDITECH classifies post-implementation support as service revenue in the statement of income and recognizes said revenue over time when the related services are rendered.

MEDITECH identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue upon completion of performance obligations on the percent completion method based on completion of specific events. The primary factors taken into consideration involve tracking and measuring progress to complete software delivery, training on the use the software, interfacing the software with other vendor software, and confirming when the software becomes operational at the customer's site.

Modified retrospective application is effective January 1, 2017 for certain contracts not completed by December 31, 2106. Such revenue previously recognized based on completion of contract milestones will be based on the percentage of completion of specific events and all previously paid product installation costs are removed from Contract Assets, Prepaid and Other on balance sheet. The cumulative effect of applying the new standard is a reduction to the opening balance of retained earnings. The following summarizes these changes:
  Deferred Revenues increased by $14,799,470, for the addition of transitional revenues, resulting in an after-tax reduction of Retained Earnings of $8,879,682. The tax impact was recorded as an increase to Deferred Taxes of $5,919,788.
  Contract Assets, Prepaid and Other were reduced by $6,168,724, for the removal of product installation costs, resulting in an after-tax reduction to retained earnings of $3,701,234. The tax impact was recorded as an increase to Deferred Taxes of $2,467,490.
During the first quarter of 2017, a total of $4,266,111 was removed from deferred revenues and revenue claimed as specific events were attained under the new percentage of completion standard. Deferred Revenues were $33,702,333 and $52,667,724 at December 31, 2016 and March 31, 2017, respectively. Also, during the quarter Contract Assets increased $1,127,239. Contract Assets, Prepaid and Other were $12,571,540 and $9,532,278 at December 31, 2016 and March 31, 2017, respectively.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Mar 31, 2016	Mar 31, 2017	Change

Total revenue	$117,926,283	$117,152,968	(0.7%)
Operating income	15,993,081	13,249,937	(17.2%)
Net income	18,980,456	14,507,354	(23.6%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.51	$0.39	(23.6%)
Cash dividends per share	$0.62	$0.62	--

Product revenue increased by $0.4 million due primarily to certain transitional revenue. Service revenue decreased by $1.2 million due primarily to the consolidation of certain customers. The resultant total revenue decreased by $0.8 million.

Operating expense increased by $2.0 million or 1.9% due primarily to higher staff related expenses. The resultant operating income decreased by $2.7 million.

Other income decreased by $4.9 million due primarily to lower realized pre-tax marketable securities gains. Other expense increased by $0.1 million. The resultant pre-tax income decreased by $7.7 million or 27.6%.

MEDITECH's effective tax rate decreased from 31.9% to 28.0% due primarily to a lower taxable revenues in the current period. Net income decreased by $4.5 million due primarily to higher staff related expenses and lower realized after-tax marketable securities gains in the current period.

Financial Condition	Dec 31, 2016	Mar 31, 2017

Working capital	$334,995,263	$308,097,298
Total assets	634,294,572	624,240,018
Total liabilities	110,759,875	121,920,731
Shareholder equity	523,534,697	502,319,287
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$14.08	$13.51

Retained earnings at January 1, 2017 was reduced by $12.6 million as a result of the new revenue recognition standard as described in Note 8.

Accrued expenses decreased by $7.9 million during the period due primarily to the payment of $15.0 million in bonuses applicable to 2016 offset by the accrual of $6.1 million in bonus expenses applicable to 2017.

At March 31, 2017 MEDITECH's cash, cash equivalents and marketable securities totaled $332.1 million. Marketable securities consisted of preferred and common equities. For the first three months of 2017 cash flow from operations was $14.5 million, cash flow from investing was $11.1 million and cash flow used in financing was $23.1 million. The $23.1 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period. MEDITECH has no long-term debt. Shareholder equity at March 31, 2017 was $502.3 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff.

Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at March 31, 2017 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 1st quarter of 2017. However, during the 1st quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 14,000 shares in February at $45 per share and 15,643 shares in March at $45 per share for a total of $1,333,935.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 1 Constitution Way, Foxborough, Massachusetts, on Monday, April 24, 2017.

The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Secretary, Shannon M. Connell, keeping the minutes. On the March 24, 2017 record date there were a total of 37,190,854 shares of MEDITECH's common stock, par value $1.00 per share outstanding. A total of 35,920,289 shares or 96.0% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or in person by ballot.

The following six directors of MEDITECH were elected to serve until the 2018 Annual Meeting and thereafter until their successors are chosen and qualified, with votes cast as follows:

Name of Nominee	For	Withheld

A. Neil Pappalardo	35,740,539	179,750
Lawrence A. Polimeno	35,848,749	71,540
Howard Messing	35,838,158	82,131
Barbara A. Manzolillo	35,866,683	53,606
Edward B. Roberts	35,831,252	89,037
Stuart N. Lefthes	35,820,569	99,720

The proposal to ratify the selection of Wolf & Company, P.C. as MEDITECH's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2017 was approved, with 33,854,118 shares in favor, 380 shares against and 2,065,791 shares abstaining.

A non-binding resolution to approve the compensation of MEDITECH's named executive officers voted as follows: 31,449,225 shares in favor, 139,711 shares against, and 4,331,353 shares abstaining. A non-binding resolution to select the frequency of a shareholder vote to approve the compensation of MEDITECH's named executive officers voted as follows: 8,908,898 shares in favor of 1 year, 1,256,030 shares in favor of 2 years, 17,770,365 shares in favor of 3 years and 7,984,996 shares abstaining. MEDITECH has elected a frequency of 3 years based on such shareholder vote.

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

April 28, 2017
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)