Form 10-Q
period 2017-06-30
Medical Information Technology, Inc.
filed 2017-07-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2017

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at June 30, 2017.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2016 and June 30, 2017

	Dec 31, 2016	Jun 30, 2017

Cash and equivalents	$14,089,951	$16,314,925
Marketable securities	325,878,440	311,438,625
Trade receivables, net of reserve	41,574,483	37,842,148
Contract assets, prepaid and other	12,571,540	9,933,529

Current assets	394,114,414	375,529,227

Computer equipment	14,948,503	14,222,759
Furniture and fixtures	75,710,297	79,452,416
Buildings	251,410,624	250,345,910
Land	43,195,576	43,158,118
Accumulated depreciation	(167,211,794)	(171,689,657)

Fixed assets	218,053,206	215,489,546

Other assets	10,764,422	10,456,688
Deferred tax assets	11,362,530	15,940,815

Total assets	$634,294,572	$617,416,276

Accounts payable	$222,615	$389,413
Taxes payable	2,652,067	1,642,490
Accrued expenses	22,542,136	19,912,698
Deferred revenue	33,702,333	55,899,112

Current liabilities	59,119,151	77,843,713

Deferred tax liabilities	33,411,551	29,748,201
Tax reserves	18,229,173	18,681,381

Total liabilities	110,759,875	126,273,295

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2016 and 2017	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	317,019,791	287,348,544
Unrealized after-tax security gains	46,416,093	43,695,624

Shareholder equity	523,534,697	491,142,981

Total liabilities and shareholder equity	$634,294,572	$617,416,276

Statements of Income and Comprehensive Income
Three and Six Months Ended on June 30, 2016 and 2017

	3 months	ended on	6 months	ended on
	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017

Product revenue	$36,700,769	$34,629,351	$71,091,636	$69,407,792
Service revenue	84,025,974	82,093,941	167,561,390	164,468,468

Total revenue	120,726,743	116,723,292	238,653,026	233,876,260

Operations, development	75,936,611	82,190,140	151,956,713	163,729,272
Selling, G & A	26,660,250	21,286,911	52,573,350	43,650,810

Operating expense	102,596,861	103,477,051	204,530,063	207,380,082

Operating income	18,129,882	13,246,241	34,122,963	26,496,178

Other income	6,768,516	8,861,616	20,074,239	17,304,553
Other expense	1,531,523	1,515,883	2,974,871	3,053,403

Pretax income	23,366,875	20,591,974	51,222,331	40,747,328

State income tax	1,325,000	892,000	3,672,000	1,923,000
Federal income tax	5,802,000	5,181,000	12,330,000	9,798,000

Income tax	7,127,000	6,073,000	16,002,000	11,721,000

Net income	$16,239,875	$14,518,974	$35,220,331	$29,026,328

Change in unrealized after-tax security gains	6,502,550	(2,636,951)	13,371,824	(2,720,469)

Comprehensive income	$22,742,425	$11,882,023	$48,592,155	$26,305,859

Statements of Cash Flow
Six Months Ended on June 30, 2016 and 2017

	6 months	ended on
	Jun 30, 2016	Jun 30, 2017

Net income	$35,220,331	$29,026,328
Depreciation and amortization expense	7,639,218	7,368,526
Pre-tax gain on sale of marketable securities	(10,114,468)	(6,549,646)
Pre-tax gain on sale of fixed assets	0	(864,218)
Change in trade receivables, net of reserve	2,679,234	3,732,335
Change in contract assets, prepaid and other	(3,051,730)	(3,530,713)
Change in deferred tax assets	0	2,352,389
Change in accounts payable	12,317	166,798
Change in taxes payable	(2,153,128)	(1,009,577)
Change in accrued expenses	(10,044,548)	(2,629,438)
Change in deferred revenue	4,377,868	7,397,309
Change in deferred tax liabilities	(535,710)	(393,101)
Change in tax reserves	1,316,427	452,208

Net cash from operations	25,345,811	35,519,200

Purchases of marketable securities	(16,575,606)	(6,093,981)
Sales of marketable securities	33,963,448	22,549,328
Purchases of fixed assets	(2,594,716)	(5,245,748)
Sales of fixed assets	0	1,867,600
Change in other assets	178,443	(254,767)

Net cash from investing	14,971,569	12,822,432

Dividends paid	(46,116,658)	(46,116,658)

Net cash used in financing	(46,116,658)	(46,116,658)

Net change in cash and equivalents	(5,799,278)	2,224,974
Cash and equivalents at beginning	23,565,899	14,089,951

Cash and equivalents at end	$17,766,621	16,314,925

Supplemental Non-Cash Disclosure:
Net Adjustment for Revenue Recognition Standard (Note 8)	0	$12,580,916

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

The following table indicates the original cost, unrealized pre-tax gains and losses, and fair market value of MEDITECH's securities. The change in unrealized after-tax security gains and losses have been accounted for within comprehensive income. There are no unrealized pre-tax losses as of June 30, 2017.

	Dec 31, 2016	Jun 30, 2017

Original cost	$248,518,286	$238,612,585
Unrealized pre-tax gains	77,360,154	72,826,040
Unrealized pre-tax losses	0	0

Fair market value	$325,878,440	$311,438,625

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its June 30, 2017 carrying value.

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

Note 5. Earnings Per Share

MEDITECH follows the provisions of ASC 260-10, Earnings per Share, which requires reporting both basic and diluted earnings per share. MEDITECH has no common share equivalents such as preferred stock, warrants or stock options which would dilute earnings per share. Thus, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period. In general, the average number of shares reflects the annual issuance of shares sold to staff members in February pursuant to the 2004 Stock Purchase Plan or contributed to the MEDITECH Profit Sharing Trust in December.

	3 months	ended on	6 months	ended on
	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017

Net income	$16,239,875	$14,518,974	$35,220,331	$29,026,328
Average number of shares	37,190,854	37,190,854	37,190,854	37,190,854
Earnings per share	$0.44	$0.39	$0.95	$0.78

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

	3 months	ended on	6 months	ended on
	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017

Unrealized after-tax gains arising during the
period on securities existing at period end	$7,600,775	($1,327,980)	$20,531,003	$724,802
Unrealized after-tax gains arising before the
period on securities sold during the period	(1,098,225)	(1,308,971)	(7,159,180)	(3,445,271)

Change in unrealized after-tax security gains	$6,502,550	($2,636,951)	$13,371,824	($2,720,469)

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

	3 months	ended on	6 months	ended on
	Jun 30, 2016	Jun 30, 2017	Jun 30, 2016	Jun 30, 2017

United States	88%	87%	88%	87%
Canada	10%	12%	10%	12%
All others	2%	1%	2%	1%

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

Modified retrospective application is effective January 1, 2017 for certain contracts not completed by December 31, 2016. Such revenue previously recognized based on completion of contract milestones will be based on the percentage of completion of specific events and all previously paid product installation costs are removed from Contract Assets, Prepaid and Other on balance sheet. The cumulative effect of applying the new standard is a reduction to the opening balance of retained earnings. The following summarizes these changes:
  Deferred Revenues increased by $14,799,470, for the addition of transitional revenues, resulting in an after-tax reduction of Retained Earnings of $8,879,682. The tax impact was recorded as an increase to Net Deferred Taxes of $5,919,788.
  Contract Assets, Prepaid and Other were reduced by $6,168,724, for the removal of product installation costs, resulting in an after-tax reduction to retained earnings of $3,701,234. The tax impact was recorded as an increase to Net Deferred Taxes of $2,467,490.
Deferred revenues and revenue claimed as specific events attained under the new percentage of completion standard were $1,100,126 and $5,366,237 for the three and six months ended June 30, 2017. Deferred Revenues were $33,702,333 and $55,899,112 at December 31, 2016 and June 30, 2017 respectively. Also, during the quarter Contract Assets increased $1,408,419. Contract Assets, Prepaid and Other were $12,571,540 and $9,933,529 at December 31, 2016 and June 30, 2017 respectively.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2016	Jun 30, 2017	Change

Total revenue	$120,726,743	$116,723,292	(3.3%)
Operating income	18,129,882	13,246,241	(26.9%)
Net income	16,239,875	14,518,974	(10.6%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.44	$0.39	(10.6%)
Cash dividends per share	$0.62	$0.62	--

Product revenue decreased by $2.1 million or 5.6% due primarily to delays in implementations. Service revenue decreased by $1.9 million or 2.3% due primarily to the consolidation of certain customers. The resultant total revenue decreased by $4.0 million.

Operating expense increased by $0.9 million or 0.9% due primarily to higher staff related expenses. The resultant operating income decreased by $4.9 million.

Other income increased by $2.1 million due primarily to higher realized pre-tax marketable securities gains. Other expense decreased slightly. The resultant pre-tax income decreased by $2.8 million or 11.9%.

MEDITECH's effective tax rate decreased from 30.5% to 29.5% due primarily to a lower taxable revenues in the current period. Net income decreased by $1.7 million due primarily to lower revenues in the current period.

Operating	6 months	ended on	Percent
Results	Jun 30, 2016	Jun 30, 2017	Change

Total revenue	$238,653,026	$233,876,260	(2.0%)
Operating income	34,122,963	26,496,178	(22.4%)
Net income	35,220,331	29,026,328	(17.6%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.95	$0.78	(17.6%)
Cash dividends per share	$1.24	$1.24	--

Product revenue decreased by $1.7 million or 2.4% due primarily to delays in implementations. Service revenue decreased by $3.1 million or 1.8% due primarily to the consolidation of certain customers. The resultant total revenue decreased by $4.8 million.

Operating expense increased by $2.9 million or 1.4% due primarily to higher staff related expenses. The resultant operating income decreased by $7.6 million.

Other income decreased by $2.8 million due primarily to lower realized pre-tax marketable securities gains. Other expense increased slightly. The resultant pre-tax income decreased by $10.5 million or 20.5%.

MEDITECH's effective tax rate decreased from 31.2% to 28.8% due primarily to a lower taxable revenues in the current period. Net income decreased by $6.2 million due primarily to lower revenues in the current period.

Financial Condition	Dec 31, 2016	Jun 30, 2017

Working capital	$334,995,263	$297,685,514
Total assets	634,294,572	617,416,276
Total liabilities	110,759,875	126,273,295
Shareholder equity	523,534,697	491,142,981
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$14.08	$13.21

Retained earnings at January 1, 2017 was reduced by $12.6 million as a result of the new revenue recognition standard as described in Note 8.

Accrued expenses decreased by $2.6 million during the period due primarily to the payment of $15.0 million in bonuses applicable to 2016 offset by the accrual of $11.3 million in bonus expenses applicable to 2017.

At June 30, 2017 MEDITECH's cash, cash equivalents and marketable securities totaled $327.8 million. Marketable securities consisted of preferred and common equities. For the first six months of 2017 cash flow from operations was $35.5 million, cash flow from investing was $12.8 million and cash flow used in financing was $46.1 million. The $46.1 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period.

MEDITECH has no long-term debt. Shareholder equity at June 30, 2017 was $491.1 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at June 30, 2017 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 2nd quarter of 2017. However, during the 2nd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 8,120 shares in May at $45 per share and 8,400 shares in June at $45 per share for a total of $743,400.

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

July 31, 2017
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)