Form 10-Q
period 2017-09-30
Medical Information Technology, Inc.
filed 2017-10-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at September 30, 2017.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2016 and September 30, 2017

	Dec 31, 2016	Sep 30, 2017

Cash and equivalents	$14,089,951	$7,211,770
Marketable securities	325,878,440	324,467,670
Trade receivables, net of reserve	41,574,483	41,581,498
Contract assets, prepaid and other	12,571,540	12,180,539

Current assets	394,114,414	385,441,477

Computer equipment	14,948,503	14,283,487
Furniture and fixtures	75,710,297	80,441,547
Buildings	251,410,624	250,345,910
Land	43,195,576	43,163,211
Accumulated depreciation	(167,211,794)	(175,062,766)

Fixed assets	218,053,206	213,171,389

Other assets	10,764,422	10,003,443
Deferred tax assets	11,362,530	15,256,188

Total assets	$634,294,572	$623,872,497

Accounts payable	$222,615	$232,611
Taxes payable	2,652,067	3,427,458
Accrued expenses	22,542,136	26,117,160
Deferred revenue	33,702,333	57,603,996

Current liabilities	59,119,151	87,381,225

Deferred tax liabilities	33,411,551	30,587,133
Tax reserves	18,229,173	18,873,821

Total liabilities	110,759,875	136,842,179

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2016 and 2017	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	317,019,791	281,753,123
Unrealized after-tax security gains	46,416,093	45,178,382

Shareholder equity	523,534,697	487,030,318

Total liabilities and shareholder equity	$634,294,572	$623,872,497

Statements of Income and Comprehensive Income
Three and Nine Months Ended on September 30, 2016 and 2017

	3 months	ended on	9 months	ended on
	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017

Product revenue	$27,379,774	$41,029,137	$98,471,410	$110,436,929
Service revenue	83,649,722	80,862,326	251,211,112	245,330,794

Total revenue	111,029,496	121,891,463	349,682,522	355,767,723

Operations, development	74,588,859	82,091,622	226,545,572	245,820,894
Selling, G & A	14,133,813	22,583,908	66,707,163	66,234,718

Operating expense	88,722,672	104,675,530	293,252,735	312,055,612

Operating income	22,306,824	17,215,933	56,429,787	43,712,111

Other income	11,087,829	9,227,317	31,162,068	26,531,870
Other expense	1,574,668	1,563,341	4,549,539	4,616,744

Pretax income	31,819,985	24,879,909	83,042,316	65,627,237

State income tax	(3,710,000)	1,130,000	(38,000)	3,053,000
Federal income tax	10,070,000	6,287,000	22,400,000	16,085,000

Income tax	6,360,000	7,417,000	22,362,000	19,138,000

Net income	$25,459,985	$17,462,909	$60,680,316	$46,489,237

Change in unrealized after-tax security gains	(6,254,993)	1,482,758	7,116,831	(1,237,711)

Comprehensive income	$19,204,992	$18,945,667	$67,797,147	$45,251,526

Statements of Cash Flow
Nine Months Ended on September 30, 2016 and 2017

	9 months	ended on
	Sep 30, 2016	Sep 30, 2017

Net income	$60,680,316	$46,489,237
Depreciation and amortization expense	11,442,177	11,022,885
Pre-tax gain on sale of marketable securities	(16,285,173)	(10,605,608)
Pre-tax gain on sale of fixed assets	0	(864,218)
Change in trade receivables, net of reserve	2,879,079	(7,015)
Change in contract assets, prepaid and other	(4,255,519)	(5,777,723)
Change in deferred tax assets	0	3,037,016
Change in accounts payable	133,455	9,996
Change in taxes payable	(2,003,061)	775,391
Change in accrued expenses	(9,659,755)	3,575,024
Change in deferred revenue	6,168,732	9,102,192
Change in deferred tax liabilities	(9,549)	(542,673)
Change in tax reserves	502,461	644,648

Net cash from operations	49,593,163	56,859,152

Purchases of marketable securities	(37,677,167)	(23,151,431)
Sales of marketable securities	48,519,103	33,104,958
Purchases of fixed assets	(4,736,680)	(6,300,700)
Sales of fixed assets	0	1,867,600
Change in other assets	231,868	(82,772)

Net cash from investing	6,337,124	5,437,655

Dividends paid	(69,174,988)	(69,174,988)

Net cash used in financing	(69,174,988)	(69,174,988)

Net change in cash and equivalents	(13,244,701)	(6,878,181)
Cash and equivalents at beginning	23,565,899	14,089,951

Cash and equivalents at end	$10,321,198	$7,211,770

Supplemental Non-Cash Disclosure:
Net Adjustment for Revenue Recognition Standard (Note 8)	$0	$12,580,916

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

The following table indicates the original cost, unrealized pre-tax gains and losses, and fair market value of MEDITECH's securities. The change in unrealized after-tax security gains and losses have been accounted for within comprehensive income. There was an unrealized pre-tax loss as of September 30, 2017.

	Dec 31, 2016	Sep 30, 2017

Original cost	$248,518,286	$249,170,367
Unrealized pre-tax gains	77,360,154	75,859,584
Unrealized pre-tax losses	0	(562,281)

Fair market value	$325,878,440	$324,467,670

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its September 30, 2017 carrying value.

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

	3 months	ended on	9 months	ended on
	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017

Net income	$25,459,985	$17,462,909	$60,680,316	$46,489,237
Average number of shares	37,190,854	37,190,854	37,190,854	37,190,854
Earnings per share	$0.68	$0.47	$1.63	$1.25

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

	3 months	ended on	9 months	ended on
	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017

Unrealized after-tax gains arising during the
period on securities existing at period end	($2,859,983)	$3,746,787	$17,671,021	$4,471,589
Unrealized after-tax gains arising before the
period on securities sold during the period	(3,395,010)	(2,264,029)	(10,554,190)	(5,709,300)

Change in unrealized after-tax security gains	($6,254,993)	$1,482,758	$7,116,831	($1,237,711)

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

	3 months	ended on	9 months	ended on
	Sep 30, 2016	Sep 30, 2017	Sep 30, 2016	Sep 30, 2017

United States	88%	89%	88%	88%
Canada	10%	9%	10%	11%
All others	2%	2%	2%	1%

Note 8. New Revenue Recognition Standard Adoption

Effective January 1, 2017 MEDITECH adopted the provisions of ASC 606, Revenue from Contracts with Customers, the new revenue recognition standard, with modified retrospective application.

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

MEDITECH identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue upon completion of performance obligations on the percent completion method based on completion of specific events. The primary factors taken into consideration involve tracking and measuring progress to complete software delivery, training on software usage, interfacing the software with other vendor software, and confirming when the software becomes operational at the customer's site.

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
Deferred revenues and revenue claimed as specific events attained under the new percentage of completion standard were $868,466 and $6,234,703 for the three and nine months ended September 30, 2017 respectively. Deferred Revenues were $33,702,333 and $57,603,996 at December 31, 2016 and September 30, 2017 respectively. Also, during the quarter Contract Assets increased $2,927,729. Contract Assets, Prepaid and Other were $12,571,540 and $12,180,539 at December 31, 2016 and September 30, 2017 respectively.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2016	Sep 30, 2017	Change

Total revenue	$111,029,496	$121,891,463	9.8%
Operating income	22,306,824	17,215,933	(22.8%)
Net income	25,459,985	17,462,909	(31.4%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.68	$0.47	(31.4%)
Cash dividends per share	$0.62	$0.62	--

Product revenue increased by $13.6 million or 49.9% due primarily to implementing a higher backlog. Service revenue decreased by $2.8 million or 3.3% due primarily to the consolidation of certain customers. The resultant total revenue increased by $10.9 million.

Operating expense increased by $16.0 million or 18.0% due primarily to higher staff related expenses most of which was due to a non-recurring bonus accrual reduction in the prior period. The resultant operating income decreased by $5.1 million.

Other income decreased by $1.9 million due primarily to lower realized pre-tax marketable securities gains. Other expense decreased slightly. The resultant pre-tax income decreased by $6.9 million or 21.8%.

MEDITECH's effective tax rate increased from 20.0% to 29.8% due primarily to higher taxable revenues. Net income decreased by $8.0 million due primarily to higher expenses.

Operating	9 months	ended on	Percent
Results	Sep 30, 2016	Sep 30, 2017	Change

Total revenue	$349,682,522	$355,767,723	1.7%
Operating income	56,429,787	43,712,111	(22.5%)
Net income	60,680,316	46,489,237	(23.4%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$1.63	$1.25	(23.4%)
Cash dividends per share	$1.86	$1.86	--

Product revenue increased by $12.0 million or 12.2% due primarily to implementing a higher backlog. Service revenue decreased by $5.9 million or 2.3% due primarily to the consolidation of certain customers. The resultant total revenue increased by $6.1 million.

Operating expense increased by $18.8 million or 6.4% due primarily to higher staff related expenses most of which was due to a non-recurring bonus accrual reduction in the prior period. The resultant operating income decreased by $12.7 million.

Other income decreased by $4.6 million due primarily to lower realized pre-tax marketable securities gains. Other expense increased slightly. The resultant pre-tax income decreased by $17.4 million or 21.0%.

MEDITECH's effective tax rate increased from 26.6% to 29.2% due primarily to higher taxable revenues. Net income decreased by $14.2 million due primarily to higher expenses.

Financial Condition	Dec 31, 2016	Sep 30, 2017

Working capital	$334,995,263	$298,060,252
Total assets	634,294,572	623,872,497
Total liabilities	110,759,875	136,842,179
Shareholder equity	523,534,697	487,030,318
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$14.08	$13.10

Retained earnings at January 1, 2017 was reduced by $12.6 million as a result of the new revenue recognition standard as described in Note 8.

Accrued expenses increased by $3.6 million during the period due primarily to the payment of $15.0 million in bonuses applicable to 2016 offset by the accrual of $17.3 million in bonus expenses applicable to 2017.

At September 30, 2017 MEDITECH's cash, cash equivalents and marketable securities totaled $331.7 million. Marketable securities consisted of preferred and common equities. For the first nine months of 2017 cash flow from operations was $56.9 million, cash flow from investing was $5.4 million and cash flow used in financing was $69.2 million. The $69.2 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period.

MEDITECH has no long-term debt. Shareholder equity at September 30, 2017 was $487.0 million. Management anticipates additions to fixed assets will continue, including facility renovations and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at September 30, 2017 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3rd quarter of 2017. However, during the 3rd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 11,002 shares in August at $45 per share and 3,755 shares in September at $45 per share for a total of $664,065.

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

October 31, 2017
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)