Form 10-K
period 2017-12-31
Medical Information Technology, Inc.
filed 2018-01-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated file, accelerated filer and smaller reporting company in Rule 12b-2 of the Securities Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non accelerated filer [X] Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [X]

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at December 31, 2017.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture, license and support computer software products for the hospital market. For 2017 combined product and service revenue was $480.9M, operating income was $64.0M and net income was $77.4M. Product bookings were $180.5M and the resultant year-end product backlog was $174.0M. By year-end MEDITECH had over 3,700 staff members, and about 2,400 active healthcare sites throughout the United States, Canada and the United Kingdom.

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

STAFF ORGANIZATION

MEDITECH is organized into functional units grouped around product development, sales and marketing, implementation, customer service, accounting and facility operations. MEDITECH staff work in ten company owned facilities - eight in the greater Boston area, one in Atlanta and one in the Minneapolis area.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 200 hospitals and has been MEDITECH's largest customer for many years. HCA represented 7% of MEDITECH revenues in 2017.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At year-end 2017 MEDITECH owned 10 facilities containing almost 1.7 million square feet of office space, all being well maintained Class A properties, 8 in the greater Boston area, 1 in Atlanta and 1 in the Minneapolis area. MEDITECH occupies 81% of the space and the remainder is leased to various tenants. MEDITECH has adequate space for its reasonable needs in the near future.

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

During 2017 MEDITECH did not repurchase any of its shares of common stock. However, during 2017 the MEDITECH Profit Sharing Trust purchased 86,300 shares at $45.00 per share from existing shareholders in individual private transactions for an aggregate consideration of $3,883,500.

No shares of MEDITECH common stock were offered or sold to staff members pursuant to the 2004 Stock Purchase Plan during 2017. During December 2017 MEDITECH contributed $9,000,000 in cash to the MEDITECH Profit Sharing Trust. At December 31, 2017, there were 1,934 shareholders of MEDITECH's common stock and 37,190,854 shares outstanding. MEDITECH has paid quarterly cash dividends continuously since 1980 and such annual Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

MEDITECH's financial statements are presented in this 10-K. Selected financial data for the past 5 years ended December 31 are as follows:

	2013	2014	2015	2016	2017

Full Year Operations:
Total revenue	$579,645,457	$517,002,274	$475,525,581	$462,256,468	$480,903,895
Operating income	163,615,515	108,931,963	67,128,626	69,891,192	63,981,134
Net income	133,328,172	123,508,355	70,066,792	72,890,198	77,428,576
Average shares	37,102,883	37,142,937	37,167,937	37,190,854	37,190,854
Net income/share	$3.59	$3.33	$1.88	$1.96	$2.08
Year End Position:
Total assets	$716,476,005	$704,640,374	$652,479,642	$634,294,572	$619,228,517
Total liabilities	130,231,196	128,313,314	114,050,584	110,759,875	122,300,267
Shareholder equity	586,244,809	576,327,060	538,429,058	523,534,697	496,928,250
Shares outstanding	37,140,854	37,165,854	37,190,854	37,190,854	37,190,854
Shareholder equity/share	$15.78	$15.51	$14.48	$14.08	$13.36
Other Financial Data:
Working capital	$366,107,324	$349,807,786	$341,333,049	$334,995,263	$301,861,999
Operating cash flow	130,019,640	73,250,910	79,245,824	62,066,105	65,337,714
Depreciation & amortization	12,934,306	15,039,444	15,277,304	15,009,723	14,433,528
Cash dividends/share	$3.00	$3.00	$2.72	$2.48	$2.48

Item 7 - Management's Discussion and Analysis of Operating Results and Financial Condition

Comparison of Fiscal Years ended December 31, 2016 and 2017:

Total revenue from both existing and new customers increased $18.6 million or 4.0% from $462.3 million in 2016 to $480.9 million in 2017. It was composed of a $27.1 million addition in product revenue due primarily to higher product bookings, offset by a $8.4 million reduction in service revenue.

Operating expense increased $24.6 million or 6.3% from $392.4 million in 2016 to $416.9 million in 2017 due primarily to higher staff related costs, most of which was due to a non-recurring reduction in accrued bonus in the prior period offset by a corresponding staff salary increase in the current period. The resultant operating income decreased $5.9 million or 8.5% from $69.9 million in 2016 to $64.0 million in 2017.

Other income increased $0.6 million due primarily to additional gains from the sale of marketable securities. Other expense increased by $0.2 million. The resultant pretax income decreased $5.5 million or 5.4% from $102.0 million in 2016 to $96.5 million in 2017.

MEDITECH's effective tax rate decreased from 28.5% in 2016 to 19.8% in 2017 due primarily to the deferred tax revisions associated with the Tax Cut and Jobs Act passed in December 2017. The resultant net income increased $4.5 million or 6.2% from $72.9 million in 2016 to $77.4 million in 2017.

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

Financial Condition:

At December 31, 2017 MEDITECH's cash, cash equivalents and marketable securities totaled $323.5 million. Marketable securities consisted of preferred and common equities. During 2017 cash flow from operations was $65.3 million, cash flow from investing was $30.2 million and cash flow used in financing was $92.2 million. The payment of $92.2 million in dividends to shareholders was the primary use of cash generated by operating and investing activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2017 was $496.9 million. During 2017 management expended $10.4 million for updated facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

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

Item 8 - Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Medical Information Technology, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medical Information Technology, Inc. (the "Company") as of December 31, 2017, 2016 and 2015, the related statements of income and comprehensive income, shareholder equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in 2017 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

We have served as the Company's auditor since 2014.

Wolf & Company, P.C.
Boston, Massachusetts
January 31, 2018

Balance Sheets
as of December 31, 2015, 2016 and 2017

	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017

Cash and equivalents	$23,565,899	$14,089,951	$17,436,627
Marketable securities	328,571,476	325,878,440	306,086,429
Trade receivables, net of reserve	40,487,646	41,574,483	50,522,946
Contract assets, prepaid and other	14,237,964	12,571,540	12,376,569

Current assets	406,862,985	394,114,414	386,422,571

Computer equipment	14,624,946	14,948,503	14,463,275
Furniture and fixtures	73,728,406	75,710,297	83,719,079
Buildings	251,283,833	251,410,624	250,962,956
Land	42,137,323	43,195,576	43,163,211
Accumulated depreciation	(157,393,862)	(167,211,794)	(178,192,159)

Fixed assets	224,380,646	218,053,206	214,116,362

Other assets	12,226,146	10,764,422	9,466,338
Deferred tax assets	9,009,865	11,362,530	9,223,246

Total assets	$652,479,642	$634,294,572	$619,228,517

Accounts payable	$284,460	$222,615	$227,663
Taxes payable	3,920,212	2,652,067	3,882,391
Accrued expenses	39,781,123	22,542,136	22,831,337
Deferred revenue	21,544,141	33,702,333	57,619,181

Current liabilities	65,529,936	59,119,151	84,560,572

Deferred tax liabilities	31,495,712	33,411,551	19,154,929
Tax reserves	17,024,936	18,229,173	18,584,766

Total liabilities	114,050,584	110,759,875	122,300,267

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2015, 2016 and 2017	37,190,854	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959	122,907,959
Retained income	336,362,911	317,019,791	289,634,133
Unrealized after-tax security gains	41,967,334	46,416,093	47,195,304

Shareholder equity	538,429,058	523,534,697	496,928,250

Total liabilities and shareholder equity	$652,479,642	$634,294,572	$619,228,517

The accompanying notes are an integral part of these financial statements.

Statements of Income and Comprehensive Income
for the Years Ended December 31, 2015, 2016 and 2017

	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017

Product revenue	$150,170,631	$127,725,979	$154,802,239
Service revenue	325,354,950	334,530,489	326,101,656

Total revenue	475,525,581	462,256,468	480,903,895

Operations, development	304,666,882	307,959,189	328,502,568
Selling, G & A	103,730,073	84,406,087	88,420,193

Operating expense	408,396,955	392,365,276	416,922,761

Operating income	67,128,626	69,891,192	63,981,134

Other income	34,628,763	38,045,900	38,622,542
Other expense	6,528,175	5,966,144	6,117,897

Pretax income	95,229,214	101,970,948	96,485,779

State income tax	2,729,218	2,427,772	3,535,566
Federal income tax	22,433,204	26,652,978	15,521,637

Income tax	25,162,422	29,080,750	19,057,203

Net income	$70,066,792	$72,890,198	$77,428,576

Change in unrealized after-tax security gains	(7,998,670)	4,448,759	779,211

Comprehensive income	$62,068,122	$77,338,957	$78,207,787

The accompanying notes are an integral part of these financial statements.

Statements of Shareholder Equity
for the Years Ended December 31, 2015, 2016 and 2017

	Common Stock Paid-in capital	Retained income	Other Comprehensive	Shareholder equity

Balance, December 31, 2014	$158,973,813	$367,387,243	$49,966,004	$576,327,060
Issuance of common stock
to the Profit Sharing Plan	1,125,000			1,125,000
Net income		70,066,792		70,066,792
Change in unrealized after-tax security gains			(7,998,670)	(7,998,670)
Dividends paid		(101,091,124)		(101,091,124)

Balance, December 31, 2015	$160,098,813	$336,362,911	$41,967,334	$538,429,058
Net income		72,890,198		72,890,198
Change in unrealized after-tax security gains			4,448,759	4,448,759
Dividends paid		(92,233,318)		(92,233,318)

Balance, December 31, 2016	$160,098,813	$317,019,791	$46,416,093	$523,534,697
Net revenue recognition standard adjustment		(12,580,916)		(12,580,916)
Net income		77,428,576		77,428,576
Change in unrealized after-tax security gains			779,211	779,211
Dividends paid		(92,233,318)		(92,233,318)

Balance, December 31, 2017	$160,098,813	$289,634,133	$47,195,304	$496,928,250

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
for the Years Ended December 31, 2015, 2016 and 2017

	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017

Net income	$70,066,792	$72,890,198	$77,428,576
Depreciation and amortization expense	15,277,304	15,009,723	14,433,528
Stock contributions to qualified profit sharing plan	1,125,000	-	-
Pretax gain on sale of marketable securities	(13,821,395)	(17,804,190)	(17,464,043)
Pretax gain on sale of fixed assets	(29,000)	-	(864,218)
Change in trade receivables, net of reserve	8,084,999	(1,086,837)	(8,948,463)
Change in contract assets, prepaid and other	6,258,065	1,666,424	(5,973,753)
Change in deferred tax assets	-	-	9,069,958
Change in accounts payable	(195,422)	(61,845)	5,048
Change in taxes payable	50,909	(1,268,145)	1,230,324
Change in accrued expenses	(5,344,593)	(17,238,987)	289,200
Change in deferred revenue	1,450,941	12,158,192	9,117,378
Change in deferred tax liabilities	586,340	(3,402,665)	(13,341,414)
Change in tax reserves	(4,264,116)	1,204,237	355,593

Net cash from operating activities	79,245,824	62,066,105	65,337,714

Purchases of marketable securities	(18,781,845)	(37,677,167)	(27,705,747)
Sales of marketable securities	54,443,406	65,588,991	66,146,385
Purchases of fixed assets	(11,741,030)	(7,557,283)	(10,375,066)
Sales of fixed assets	124,800	-	1,867,600
Change in other assets	275,981	336,724	309,108

Net cash from investing activities	24,321,312	20,691,265	30,242,280

Dividends paid	(101,091,124)	(92,233,318)	(92,233,318)

Net cash used in financing activities	(101,091,124)	(92,233,318)	(92,233,318)

Net change in cash and equivalents	2,476,012	(9,475,948)	3,346,676
Cash and equivalents at beginning of year	21,089,887	23,565,899	14,089,951

Cash and equivalents at end of year	$23,565,899	$14,089,951	$17,436,627

Supplemental Disclosure:
Cash paid for income taxes	$23,911,262	$31,578,902	$22,313,039
Cash refunded for state income taxes	-	(3,998,277)	-
Net revenue recognition standard adjustment	-	-	(12,580,916)

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements December 31, 2017

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

(a) Revenue Recognition

MEDITECH follows the provisions of ASC 606, Revenue from Contracts with Customers. MEDITECH enters into perpetual software license contracts which provide for a customer deposit upon contract execution, milestone billings during the implementation phase and fixed monthly support fees thereafter.

MEDITECH classifies software fees and related implementation fees together as a single performance obligation and classified as product revenue in the statement of income. Such revenue is recognized over time with the transfer of promised goods and services to the customer. MEDITECH considers post-implementation support fees as a separate performance obligation and classifies as service revenue in the statement of income. These fees are recognized as revenue over time as the related services are rendered.

MEDITECH identifies the performance obligations for each contract, determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue when (or as) a performance obligation is satisfied on the percent completion method based on completion of specific events. The primary factors taken into consideration involve tracking and measuring the progress of events needed to complete software delivery, training on software usage, interfacing the software with other vendor software, and bringing the software operational at the customer's site. Events identified are estimated at the outset of a contract and the transaction price is allocated equally over said events. Annual studies are conducted on the events required to complete contracted performance obligations and to verify the validity of total events required. Variable consideration is reviewed at the outset of a contract and if present, included in the percentage completion allocation.

At December 31, 2017, outstanding performance obligations amounted to $174.0M, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

MEDITECH's invoices are issued as per contract terms and are typically paid by customers within one month of invoice date. Differences between timing of MEDITECH's invoicing and timing of completed performance obligations are categorized as Deferred Revenues and Contract Assets. Deferred Revenues represent invoices rendered in advance of revenue recognition. Contract Assets represent revenue recognized for which invoices have not yet been rendered.

Deferred revenues related to customer contracts were $19,024,842 and $47,913,292 at December 31, 2016 and December 31, 2017 respectively, up $28,888,450. During the year a total of $9,426,586 was removed from December 31, 2016 deferred revenues and revenue recognized as specific events were completed. Contract Assets were $3,626,786 and $9,295,458 at December 31, 2016 and December 31, 2017 respectively, up $5,668,672.

Modified retrospective application is effective January 1, 2017 for certain contracts not completed by December 31, 2016. Such revenue and related installation costs previously recognized based on percentage of completion of contract milestones will be based on the percentage of completion of specific events. The cumulative effect of applying the new standard is a reduction to the opening balance of retained earnings. The following summarizes these changes:
  Deferred Revenues increased by $14,799,470, to record modified retrospective application, resulting in an after-tax reduction of Retained Earnings of $8,879,682. The tax impact was recorded as an increase to Deferred Tax Assets of $5,919,788.
  Prepaid and Other were reduced by $6,168,724, to record modified retrospective application for product installation costs, resulting in an after-tax reduction to retained earnings of $3,701,234. The tax impact was recorded as a decrease to Deferred Tax Liabilities of $2,467,490.
During 2017, a total of $9,125,000 of additional revenue was claimed based on adoption of the new revenue standard ASC 606 as specific events were attained over time under the new percentage of completion as compared to at a point in time using the contract milestone approach previously followed under ASC 985-605. Deferred product installation costs of approximately $2,600,000 would have been recorded during 2017 under the previous revenue standard. Under ASC 606 this cost is eliminated because there is no longer any timing difference from when revenue is recognized and expenses incurred.

The resulting 2017 Operating Income and Net Income would have been down by $11,725,000 and $7,000,000 respectively under the prior standard based on the changes noted.

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

The following table indicates the original cost, unrealized pretax gains and losses, and fair market value of MEDITECH's securities for the three years ended December 31. The change in unrealized after-tax security gains and losses have been accounted for within comprehensive income. MEDITECH had evaluated the unrealized losses as of December 31, 2017 and had concluded that these were temporary in nature.

	2015	2016	2017

Original cost	$258,625,920	$248,518,286	$227,405,667
Unrealized pretax gains	70,995,011	77,360,154	78,907,615
Unrealized pretax losses	(1,049,455)	-	(226,853)

Fair market value	$328,571,476	$325,878,440	$306,086,429

Note 3. Reserve for Doubtful Accounts

The components of the reserve for doubtful accounts for the three years ended December 31 are as follows:

	2015	2016	2017

Reserve at beginning of year	$1,575,000	$1,575,000	$1,575,000
Amounts charged to expense	95,300	0	848,739
Amounts written off	(95,300)	0	(1,323,739)

Reserve at end of year	$1,575,000	$1,575,000	$1,100,000

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

	2015	2016	2017

Deferred tax asset	$9,009,865	$11,362,530	$9,223,246
Deferred tax liability	31,495,712	33,411,551	19,154,929

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

Note 6. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. Meditech holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its December 31, 2017 carrying value.

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

MEDITECH follows the provisions of ASC 350-20-35 Intangibles, Goodwill and Other Qualitative Testing. MEDITECH annually assesses qualitative factors of its goodwill assets for impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The evaluation assesses all relevant economic, industry, regulatory, and legal facts and circumstances as well as overall performance. If, after assessing the totality of such facts and circumstances, MEDITECH determines that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further goodwill impairment testing is necessary. In accordance with ASC 805-10 and ASC 350-20-35, on December 31, 2017, MEDITECH concluded no impairment was needed on a qualitative testing basis. The components of other assets for the three years ended December 31 are as follows:

	2015	2016	2017

Investments	$1,440,061	$1,440,061	$1,260,054
Mortgage notes	452,600	299,600	130,400
Goodwill & intangibles	5,884,815	4,702,533	3,577,533
Other	4,448,670	4,322,228	4,498,351

Other assets	$12,226,146	$10,764,422	$9,466,338

Note 7. Accrued Expenses

The components of accrued expenses for the three years ended December 31 are as follows:

	2015	2016	2017

Accrued bonuses	$32,500,000	$15,000,000	$15,000,000
Accrued vacation	4,950,000	5,110,000	5,115,000
Other	2,331,123	2,432,136	2,716,337

Accrued expenses	$39,781,123	$22,542,136	$22,831,337

Note 8. Tax Reserves

Tax reserves relate to the uncertainty of domestic production activities deduction and state nexus. During 2015, upon completion of IRS audit for 2012, our return was accepted as filed thus tax reserves for uncertainty of domestic production activities were removed. Key judgments are reviewed annually and additional adjustments to state nexus were made to reflect current assessments. The years 2014 through 2017 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. MEDITECH accounts for the annual change in tax reserves as part of its provision for income taxes. The components of tax reserves for the three years ended December 31 are as follows:

	2015	2016	2017

Potential tax assessment	$6,274,117	$8,776,368	$9,362,662
Interest and penalties	10,750,819	9,452,805	9,222,104

Tax reserves	$17,024,936	$18,229,173	$18,584,766

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

	2015	2016	2017

Total revenues	$475,525,581	$462,256,468	$480,903,895

United States	87%	88%	88%
Canada	11%	10%	11%
All others	2%	2%	1%

Largest customer	6%	7%	7%

Note 10. Other Income

Other income consists primarily of rents, dividends, interest and realized marketable security activity. The components of other income for the three years ended December 31 are as follows:

	2015	2016	2017

Rents	$6,473,013	$6,828,374	$7,012,603
Dividends	13,828,327	13,395,463	13,078,062
Interest	17,851	17,719	203,617
Security gains	13,821,395	17,804,344	17,464,043
Other	488,177	-	864,217

Other income	$34,628,763	$38,045,900	$38,622,542

Note 11. Other Expense

Other expense consists primarily of rental costs and charitable contributions. The components of other expense for the three years ended December 31 are as follows:

	2015	2016	2017

Rental costs	$5,626,279	$5,104,892	$5,267,922
Charitable contributions	790,000	790,000	755,000
Other	111,896	71,252	94,975

Other expense	$6,528,175	$5,966,144	$6,117,897

Note 12. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. The current and deferred components of the State and Federal income taxes for the three years ended December 31 are as follows:

	2015	2016	2017

State current	$2,737,228	$2,626,131	$3,225,483
State deferred	(8,010)	(198,359)	310,083

State income tax	$2,729,218	$2,427,772	$3,535,566

Federal current	$21,719,429	$29,857,284	$20,103,177
Federal deferred	713,775	(3,204,306)	(4,581,540)

Federal income tax	$22,433,204	$26,652,978	$15,521,637

Note 13. Income Tax Rate

During 2015 tax reserves for uncertainty of domestic production activities were removed. During 2017 the Tax Cut and Jobs Act reduced 2018 corporate tax rate from 35% to 21% requiring adjustment to 2017 deferred taxes. The effective income tax rate for the three years ended December 31 is as follows:

	2015	2016	2017

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	1.9%	1.5%	2.4%
Dividend income exclusion	(3.5%)	(3.9%)	(4.0%)
Federal R&D tax credit	(4.2%)	(3.4%)	(5.1%)
Tax reserve	(2.2%)	-	-
Tax code revision	-	-	(9.1%)
Other	(0.6%)	(0.7%)	0.6%

Effective tax rate	26.4%	28.5%	19.8%

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

	2015	2016	2017

Net income	$70,066,792	$72,890,198	$77,428,576
Average number of shares	37,167,937	37,190,854	37,190,854
Earnings per share	$1.88	$1.96	$2.08

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

	2015	2016	2017

Unrealized after-tax gains arising during the
period on securities existing at period end	$64,541	$16,233,829	$13,065,056
Unrealized after-tax gains arising before the
period on securities sold during the period	(8,063,211)	(11,785,071)	(12,285,845)

Change in unrealized after-tax security gains	($7,998,670)	$4,448,759	$779,211

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

	2015	2016	2017

Cash	$7,875,000	$9,000,000	$9,000,000
25,000 shares at $45 per share	1,125,000	-	-

Total Contribution	$9,000,000	$9,000,000	$9,000,000

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

Note 18. Recent Accounting Pronouncement

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption the Company no longer has Comprehensive Income to report. In addition, all marketable securities will be classified as equity investments on the balance sheet.

Note 19. Supplemental Data

Unaudited operating results by quarter for the three years ended December 31 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2015

Total revenue	$113,045,487	$117,135,917	$119,107,098	$126,237,079	$475,525,581
Operating income	14,944,547	16,259,811	16,864,199	19,060,069	67,128,626
Net income	19,775,730	17,253,643	13,591,077	19,446,342	70,066,792
Net income per share	$0.53	$0.46	$0.37	$0.52	$1.88

	1st Q	2nd Q	3rd Q	4th Q	2016

Total revenue	$117,926,283	$120,726,743	$111,029,496	$112,573,946	$462,256,468
Operating income	15,993,081	18,129,882	22,306,824	13,461,405	69,891,192
Net income	18,980,456	16,239,875	25,459,985	12,209,882	72,890,198
Net income per share	$0.51	$0.44	$0.68	$0.33	$1.96

	1st Q	2nd Q	3rd Q	4th Q	2017

Total revenue	$117,152,968	$116,723,292	$121,891,463	$125,136,172	$480,903,895
Operating income	13,249,937	13,246,241	17,215,933	20,269,023	63,981,134
Net income	14,507,354	14,518,974	17,462,909	30,939,340	77,428,577
Net income per share	$0.39	$0.39	$0.47	$0.83	$2.08

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Management's Annual Report On Internal Control Over Financial Reporting

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at December 31, 2017 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework (2013 Framework). Based on this assessment, we believe that as of December 31, 2017, MEDITECH's internal control over financial reporting was effective based on said criteria.

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

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2017, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	75	Chairman and Director
Lawrence A. Polimeno	76	Vice Chairman and Director
Howard Messing	65	President, Chief Executive Officer and Director
Barbara A. Manzolillo	65	Treasurer, Chief Financial Officer and Director
Edward B. Roberts	82	Director
Stuart N. Lefthes	64	Director
Michelle I. O'Connor	51	Executive Vice President and Chief Operating Officer
Hoda Sayed-Friel	59	Executive Vice President
Helen M. Waters	53	Executive Vice President
Christopher J. Anschuetz	65	Senior Vice President
Steven B. Koretz	65	Senior Vice President
Leah L. Farina	50	Vice President
Scott M. Radner	52	Vice President
James W. Merlin	57	Controller and Chief Accounting Officer

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

Michelle I. O'Connor has been the Executive Vice President and Chief Operating Officer since 2016, was Executive Vice President of Product Development prior to that, and has been with MEDITECH since 1988.

Hoda Sayed-Friel has been the Executive Vice President of Strategy and Client Services since 2012, was the Vice President of Marketing prior to that, and has been with MEDITECH since 1986.

Helen M. Waters has been the Executive Vice President of Sales and Marketing since 2016, was a Vice President of Customer Service prior to that, and has been with MEDITECH since 1990.

Christopher J. Anschuetz has been the Senior Vice President of Technology since 2011, was a Vice President prior to that, and has been with MEDITECH since 1975.

Steven B. Koretz has been the Senior Vice President of Client Services since 2012, was a Vice President prior to that, and has been with MEDITECH since 1982.

Leah L. Farina has been the Vice President of Client Services since 2010, was a Senior Manager prior to that, and has been with MEDITECH since 1989.

Scott M. Radner has been the Vice President of Technology since 2011, was a Senior Manager prior to that, and has been with MEDITECH since 1990.

James W. Merlin has been the Controller and Chief Accounting Officer since 2016, was the Controller prior to that, and has been with MEDITECH since 1986.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business and financial activities and monitors the performance of management, but is not involved in the day-to-day operations. The Directors review MEDITECH's performance, processes and controls, key policies, legal and regulatory requirements, ethical conduct and new or unusual transactions. The Directors are actively involved in oversight of business and financial risks which could affect MEDITECH. The Board receives regular quarterly reports from Officers which cover topics such as financial, technological, regulatory and reputation risk. The Directors meet regularly with the CEO, the CFO, other Officers; read reports and other materials; and participate in Board and committee meetings. The Board consists of 6 members. During 2017 the Board held 4 regularly scheduled quarterly meetings and at least 5 members attended all 4 meetings. Messrs. Roberts and Lefthes are "independent" as defined by the rules of the NYSE and NASDAQ.

The Board of Directors does not have an Audit Committee. Ms. Manzolillo is a financial expert within the meaning of applicable rules under the Securities Exchange Act of 1934, as amended. The Board has selected Mr. Lefthes as its representative to meet quarterly with MEDITECH's Independent Registered Public Accounting firm to review accounting practices and advise MEDITECH's CFO.

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

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2017 the committee contributed $755,000 to 39 cultural, educational and social service organizations primarily within the greater Boston area.

During 2017 the 2 members of the Board of Directors who were not Officers of MEDITECH received a fee of $8,000 for each quarterly meeting fully attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of MEDITECH.

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

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

Howard Messing	2017	$432,000	$7,790	$52,308	$3,717	$495,815
President, Chief Executive	2016	432,000	16,991	67,468	3,780	520,239
Officer and Director	2015	360,000	19,377	61,265	3,785	444,427

Barbara A. Manzolillo	2017	$408,000	$7,790	$52,308	$3,717	$471,815
Treasurer, Chief Financial	2016	408,000	16,991	67,468	3,780	496,239
Officer and Director	2015	300,000	19,377	61,265	3,785	384,427

Michelle I. O'Connor	2017	$384,000	$7,790	$34,486	$3,717	$429,993
Executive Vice President	2016	384,000	16,991	41,431	3,780	446,202
and Chief Operating Officer	2015	264,000	194,377	35,231	3,785	497,393

Hoda Sayed-Friel	2017	$384,000	$7,790	$52,308	$3,717	$447,815
Executive Vice President	2016	384,000	16,991	64,680	3,780	469,451
	2015	264,000	194,377	55,124	3,785	517,286

Helen M. Waters	2017	$384,000	$7,790	$37,616	$3,717	$433,124
Executive Vice President	2016	384,000	16,991	45,213	3,780	$449,984
	2015	264,000	194,377	38,467	3,785	500,629

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2017 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	16,456,263	44.25%
MEDITECH Profit Sharing Trust*	6,555,509	17.63%
Ruderman Group	3,666,040	9.86%
Curtis W. Marble	2,500,000	6.72%
Grossman Group	2,061,144	5.54%
Lawrence A. Polimeno	975,000	2.62%
Edward B. Roberts	676,879	1.82%
Howard Messing	405,000	1.09%
Barbara A. Manzolillo	195,000	0.52%
Stuart N. Lefthes	113,000	0.30%
Helen Waters	44,200	0.12%
Michelle O'Connor	35,000	0.09%
Hoda Sayed-Friel	32,100	0.08%
14 Directors and Officers as a Group*	19,196,867	51.62%

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2017, the MEDITECH Profit Sharing Trust filed Forms 4 for its purchases of MEDITECH stock, but some of these filings were late. To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater-than-10% shareholders were satisfied in 2017.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

No additional shares of MEDITECH stock were purchased from MEDITECH by any Director or Officer in 2015, 2016 or 2017.

Item 14 - Principal Accounting Fees and Services

During 2017, audit and non-audit services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information, and discussing various accounting, tax, and regulatory matters. Fees paid or to be paid for such services for the three years ended December 31 are as follows:

	2015	2016	2017

Annual audit and quarterly reviews	$265,000	$282,500	$305,000
Audit related to Profit Sharing Trust	22,000	23,000	24,000

	$287,000	$305,500	$329,000

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Howard Messing, Chief Executive Officer and President
(Signature)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 31, 2018
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2018.

A. Neil Pappalardo, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Howard Messing, President, CEO and Director
(Signature)

Edward B. Roberts, Director
(Signature)

Barbara A. Manzolillo, Treasurer, CFO and Director
(Signature)

Stuart N. Lefthes, Director
(Signature)