Form 10-Q
period 2018-03-31
Medical Information Technology, Inc.
filed 2018-04-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2018

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at March 31, 2018.

s

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2017 and March 31, 2018

	Dec 31, 2017	Mar 31, 2018

Cash and equivalents	$17,436,627	$16,206,564
Marketable securities	306,086,429	277,406,421
Trade receivables, net of reserve	50,522,946	45,894,220
Contract assets, prepaid and other	12,376,569	12,265,352

Current assets	386,422,571	351,772,557

Computer equipment	14,463,275	14,612,209
Furniture and fixtures	83,719,079	86,851,253
Buildings	250,962,956	250,962,956
Land	43,163,211	43,163,211
Accumulated depreciation	(178,192,159)	(181,650,287)

Fixed assets	214,116,362	213,939,342

Other assets	9,466,338	9,153,489
Deferred tax assets	9,223,246	8,793,093

Total assets	$619,228,517	$583,658,481

Accounts payable	$227,663	$391,303
Taxes payable	3,882,391	4,307,878
Accrued expenses	22,831,337	14,867,576
Deferred revenue	57,619,181	54,636,825

Current liabilities	84,560,572	74,203,582

Deferred tax liabilities	19,154,929	14,586,349
Tax reserves	18,584,766	18,176,409

Total liabilities	122,300,267	106,966,340

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2017 and 2018	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	289,634,133	316,593,328
Unrealized after-tax security gains	47,195,304

Shareholder equity	496,928,250	476,692,141

Total liabilities and shareholder equity	$619,228,517	$583,658,481

Statements of Income
Three Months Ended on March 31, 2017 and 2018

	3 months	ended on
	Mar 31, 2017	Mar 31, 2018

Product revenue	$34,778,441	$41,917,820
Service revenue	82,374,527	80,450,783

Total revenue	117,152,968	122,368,603

Operations, development	81,539,132	83,968,521
Selling, G & A	22,363,899	22,626,387

Operating expense	103,903,031	106,594,908

Operating income	13,249,937	15,773,695

Other income	8,442,937	5,134,340
Unrealized marketable securities change		(17,648,899)
Other expense	1,537,520	1,872,916

Pre-tax income	20,155,354	1,386,220

State income tax	1,031,000	(241,000)
Federal income tax	4,617,000	(1,195,000)

Income tax	5,648,000	(1,436,000)

Net income	$14,507,354	$2,822,220

Change in unrealized after-tax securities gains	(83,518)

Comprehensive income	$14,423,836

Statements of Cash Flow
Three Months Ended on March 31, 2017 and 2018

	3 months	ended on
	Mar 31, 2017	Mar 31, 2018

Net income	$14,507,354	$2,822,220
Depreciation and amortization expense	3,666,589	3,739,378
Reduction in unrealized marketable securities gains		17,648,899
(Gain) loss on sale of marketable securities	(3,562,168)	158,091
Gain on sale of fixed assets
Change in trade receivables, net of reserve	2,540,232	4,628,726
Change in contract assets, prepaid and other	(3,129,461)	111,217
Change in deferred tax assets	0	430,153
Change in accounts payable	163,606	163,640
Change in taxes payable	2,196,799	425,487
Change in accrued expenses	(7,875,300)	(7,963,761)
Change in deferred revenue	4,165,921	(2,982,356)
Change in deferred tax liabilities	1,551,734	(4,568,580)
Change in tax reserves	289,204	(408,357)

Net cash from operations	14,514,510	14,204,757

Purchases of marketable securities	0	(4,976,750)
Sales of marketable securities	13,814,668	15,849,768
Purchases of fixed assets	(2,374,375)	(3,281,108)
Sales of fixed assets
Change in other assets	(372,754)	31,599

Net cash from investing	11,067,539	7,623,509

Dividends paid	(23,058,329)	(23,058,329)

Net cash used in financing	(23,058,329)	(23,058,329)

Net change in cash and equivalents	2,523,720	(1,230,063)
Cash and equivalents at beginning	14,089,951	17,436,627

Cash and equivalents at end	$16,613,671	$16,206,564

Supplemental Non-Cash Disclosure:
Net Adjustment for Revenue Recognition Standard	$12,580,916
Net Adjustment for Financial Instruments Standard		$47,195,304

Notes To Financial Statements

Note 1. Significant Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017 included in MEDITECH's Form 10-K filed on January 31, 2018. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

Note 2. Marketable Securities

MEDITECH follows the provisions of ASC 320-10, Investments - Debt and Equity Securities, which requires marketable securities be classified as trading, available-for-sale or held-to-maturity. MEDITECH classifies its marketable securities as available-for-sale and records them at fair value with any unrealized after-tax gains or losses reported as a component of shareholder equity. The fair value was determined based on quoted prices in active markets. Effective January 1, 2018 MEDITECH adopted ASU 2016-01 Financial Instruments - Overall, which requires MEDITECH record any reductions in unrealized marketable securities gains within Other Income and Expense.

MEDITECH follows the provisions of ASC 320-10-35 Subsequent Measurement, and evaluates its marketable securities for other-than-temporary impairment using an impairment model consistent with a debt securities. The factors considered include the severity and duration of the loss, the intent and ability to hold the securities for an extended period of time until recovery, and whether issuers are current on dividend payments and maintain investment grade ratings. Finally, the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position are also taken into consideration.

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

The following table indicates the original cost, unrealized gains and losses, and fair market value of MEDITECH's securities. MEDITECH evaluated the unrealized losses as of March 31, 2018 and concluded these were temporary in nature.

	Dec 31, 2017	Mar 31, 2018

Original cost	$227,405,667	$217,583,281
Unrealized gains	78,907,615	62,532,320
Unrealized losses	(226,853)	(2,709,180)

Fair market value	$306,086,429	$277,406,421

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its March 31, 2018 carrying value.

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

MEDITECH considers software fees and related implementation fees together as a single performance obligation and classifies as product revenue in the statement of income. Such revenue is recognized over time with the transfer of promised goods and services to the customer. MEDITECH considers post-implementation support fees as a separate performance obligation and classifies as service revenue in the statement of income. These fees are recognized as revenue over time as the related services are rendered.

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

At March 31, 2018, outstanding performance obligations amounted to $168.2 million, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

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

Deferred Revenues were $47,913,292 and $46,204,307 at December 31, 2017 and March 31, 2018 respectively. During the quarter a total of $14,435,414 was removed from December 31, 2017 deferred revenue and revenue recognized as specific events were completed. Also, during the quarter Contract Assets decreased $1,530,977. Contract Assets, were $9,295,458 and $7,764,481 at December 31, 2017 and March 31, 2018.

Note 5. Comprehensive Income Presentation

Prior to January 1, 2018, MEDITECH followed the provisions of ASU 2011-05, Comprehensive Income, with respect to marketable securities which establishes standards for reporting comprehensive income and its components in financial statements. MEDITECH's Comprehensive income, prior to the adoption of ASU 2016-01, is the total of net income and unrealized after-tax gains or losses on marketable securities classified as available for sale. Results for the three months ended March 31, 2017 are as follows:

Three months ended on	Mar 31, 2017

Unrealized after-tax gains arising during the
period on securities existing at period end	2,052,782

Unrealized after-tax gains arising before the
period on securities sold during the period	(2,136,300)

Change in unrealized after-tax securities gains	(83,518)

With the adoption of ASU 2016-01 on January 1, 2018, MEDITECH has no elements of other comprehensive income. The reduction in unrealized marketable securities gains will now be recorded between Other Income and Other Expense, a presentation change in the Income Statements. The primary effect will be the inclusion of such reductions in the period's earnings per share calculation presented in Note 7. Additionally, there is a change in presentation within Shareholder Equity in the Balance Sheets. Lastly the Statements of Cash Flows will separately report such reductions.

At December 31, 2017, net unrealized marketable securities gains amounted to $78,680,762. The after-tax portion originally recorded within equity of $47,195,304 was transferred to retained earnings on January 1, 2018 upon adoption of ASU 2016-01. During the first quarter of 2018, the reduction in unrealized marketable securities gains of $18,857,622 from the December 31, 2017 value of $78,680,762 has been reported within the Income Statement, as follows:

Three months ended on	Mar 31, 2018

Reduction in unrealized marketable securities gains
during the period	$18,857,622

Realized losses on marketable securities sold
during the period	(158,091)

Reduction in unrealized marketable securities gains
on securities held at end of the period	$18,699,531

Note 6. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. They also relate to the increase in fair market value over the cost basis of marketable securities. Tax reserves relate to the uncertainty of state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2015 through 2017 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

Note 7. Earnings Per Share

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

	3 months	ended on
	Mar 31, 2017	Mar 31, 2018

Net income	$14,507,354	$2,822,220
Average number of shares	37,190,854	37,190,854
Earnings per share	$0.39	$0.08

Note 8. Segment Reporting

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

	3 months	ended on
	Mar 31, 2017	Mar 31, 2018

United States	87%	88%
Canada	12%	10%
All others	1%	2%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Mar 31, 2017	Mar 31, 2018	Change

Total revenue	$117,152,968	$122,368,603	4.5%
Operating income	13,249,937	15,773,695	19.0%
Net income	14,507,354	2,822,220	(80.5%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.39	$0.08	(80.5%)
Cash dividends per share	$0.62	$0.62	--

Product revenue increased by $7.1 million due to additional implementations. Service revenue decreased by $1.9 million due primarily to the consolidation of certain customers. The resultant total revenue increased by $5.2 million.

Operating expense increased by $2.7 million or 2.8% due primarily to higher staff related costs. The resultant operating income increased by $2.5 million.

Other income decreased $3.3 million due primarily to the decrease in realized marketable securities gains. With the adoption of ASU 2016-01, the change in unrealized marketable securities gains are now reported within our income statement on a pre-tax basis. The period's $17.6 million reduction has no comparison to the prior year, when such changes were reported on an after-tax basis as an element of comprehensive income.

MEDITECH's effective tax rate also has no meaningful comparison due primarily to the adoption of ASU 2016-01, as the current period's tax includes a $4.2 million benefit related to the reduction in unrealized marketable securities gains. Net income decreased by $11.8 million due primarily to said reduction.

Financial Condition	Dec 31, 2017	Mar 31, 2018

Working capital	$301,861,999	$277,752,975
Total assets	619,228,517	583,658,481
Total liabilities	122,300,267	106,966,340
Shareholder equity	496,928,250	476,692,141
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$13.36	$12.82

Accrued expenses decreased by $8.0 million during the period due primarily to the payment of $15.0 million in bonuses applicable to 2017 offset by the accrual of $6.1 million in bonus expenses applicable to 2018.

At March 31, 2018 MEDITECH's cash, cash equivalents and marketable securities totaled $293.6 million. Marketable securities consisted of preferred and common equities. For the first three months of 2018 cash flow from operations was $14.2 million, cash flow from investing was $7.6 million and cash flow used in financing was $23.1 million. The $23.1 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period. MEDITECH has no long-term debt. Shareholder equity at March 31, 2017 was $476.7 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at March 31, 2018 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 1st quarter of 2018. However, during the 1st quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions 25,415 shares in February at $45 per share and 6,050 shares in March at $45 per share for a total of $1,415,925.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 1 Constitution Way, Foxborough, Massachusetts, on Monday, April 23, 2018.

The meeting was convened at 9am with the Chairman, A. Neil Pappalardo, presiding and the Secretary, Shannon M. Connell, keeping the minutes. On the March 23, 2018 record date there were a total of 37,190,854 shares of MEDITECH's common stock, par value $1.00 per share outstanding. A total of 36,115,441 shares or 97.1% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or in person by ballot.

The following six directors of MEDITECH were elected to serve until the 2019 Annual Meeting and thereafter until their successors are chosen and qualified, with votes cast as follows:

Name of Nominee	For	Withheld

A. Neil Pappalardo	35,837,426	278,015
Lawrence A. Polimeno	36,076,311	39,130
Howard Messing	36,050,141	65,300
Barbara A. Manzolillo	36,027,735	87,706
Edward B. Roberts	36,048,740	66,701
Stuart N. Lefthes	35,949,150	166,291

The proposal to ratify the selection of Wolf & Company, P.C. as MEDITECH's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2018 was approved, with 34,105,673 shares in favor, 6,555 shares against and 2,003,213 shares abstaining.

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

April 30, 2018
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)