Form 10-Q
period 2018-06-30
Medical Information Technology, Inc.
filed 2018-07-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2018

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at June 30, 2018.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2017 and June 30, 2018

	Dec 31, 2017	Jun 30, 2018

Cash and equivalents	$17,436,627	$23,528,979
Marketable securities	306,086,429	275,719,968
Trade receivables, net of reserve	50,522,946	51,476,942
Contract assets, prepaid and other	12,376,569	12,395,154

Current assets	386,422,571	363,121,043

Computer equipment	14,463,275	13,674,558
Furniture and fixtures	83,719,079	86,901,102
Buildings	250,962,956	239,550,177
Land	43,163,211	40,959,230
Accumulated depreciation	(178,192,159)	(169,482,587)

Fixed assets	214,116,362	211,602,480

Other assets	9,466,338	8,880,918
Deferred tax assets	9,223,246	8,631,977

Total assets	$619,228,517	$592,236,418

Accounts payable	$227,663	$262,888
Taxes payable	3,882,391	1,875,587
Accrued expenses	22,831,337	22,526,251
Deferred revenue	57,619,181	57,292,905

Current liabilities	84,560,572	81,957,631

Deferred tax liabilities	19,154,929	14,770,256
Tax reserves	18,584,766	17,748,045

Total liabilities	122,300,267	114,475,932

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2017 and 2018	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	289,634,133	317,661,673
Unrealized after-tax security gains	47,195,304	--

Shareholder equity	496,928,250	477,760,486

Total liabilities and shareholder equity	$619,228,517	$592,236,418

Statements of Income
Three and Six Months Ended on June 30, 2017 and 2018

	3 months	ended on	6 months	ended on
	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018

Product revenue	$34,629,351	$44,449,399	$69,407,792	$86,367,219
Service revenue	82,093,941	80,573,783	164,468,468	161,024,566

Total revenue	116,723,292	125,023,182	233,876,260	247,391,785

Operations, development	82,190,140	83,449,544	163,729,272	167,418,065
Selling, G & A	21,286,911	23,575,093	43,650,810	46,201,480

Operating expense	103,477,051	107,024,637	207,380,082	213,619,545

Operating income	13,246,241	17,998,545	26,496,178	33,772,240

Other income	8,861,616	10,440,652	17,304,553	15,574,992
Unrealized change in marketable securities gains		1,343,455		(16,305,444)
Other expense	1,515,883	1,715,977	3,053,403	3,588,893

Pretax income	20,591,974	28,066,675	40,747,328	29,452,895

State income tax	892,000	278,000	1,923,000	37,000
Federal income tax	5,181,000	3,662,000	9,798,000	2,467,000

Income tax	6,073,000	3,940,000	11,721,000	2,504,000

Net income	$14,518,974	$24,126,675	$29,026,328	$26,948,895

Change in unrealized after-tax security gains	(2,636,951)		(2,720,469)

Comprehensive income	$11,882,023		$26,305,859

Statements of Cash Flow
Six Months Ended on June 30, 2017 and 2018

	6 months	ended on
	Jun 30, 2017	Jun 30, 2018

Net income	$29,026,328	$26,948,895
Depreciation and amortization expense	7,368,526	7,484,601
(Gain) loss on sale of marketable securities	(6,549,646)	199,924
Gain on sale of fixed assets	(864,218)	(5,051,454)
Change in unrealized marketable securities gains		16,305,444
Change in trade receivables, net of reserve	3,732,335	(953,996)
Change in contract assets, prepaid and other	(3,530,713)	(18,585)
Change in deferred tax assets	2,352,389	591,269
Change in accounts payable	166,798	35,225
Change in taxes payable	(1,009,577)	(2,006,804)
Change in accrued expenses	(2,629,438)	(305,086)
Change in deferred revenue	7,397,309	(326,276)
Change in deferred tax liabilities	(393,101)	(4,384,673)
Change in tax reserves	452,208	(836,721)

Net cash from operations	35,519,200	37,681,763

Purchases of marketable securities	(6,093,981)	(4,976,750)
Sales of marketable securities	22,549,328	18,837,843
Purchases of fixed assets	(5,245,748)	(7,594,923)
Sales of fixed assets	1,867,600	8,238,158
Change in other assets	(254,767)	22,919

Net cash from investing	12,822,432	14,527,247

Dividends paid	(46,116,658)	(46,116,658)

Net cash used in financing	(46,116,658)	(46,116,658)

Net change in cash and equivalents	2,224,974	6,092,352
Cash and equivalents at beginning	14,089,951	17,436,627

Cash and equivalents at end	$16,314,925	$23,528,979

Supplemental Non-Cash Disclosure:
Net Adjustment for Revenue Recognition Standard	$12,580,916
Net Adjustment for Financial Instruments Standard		$47,195,304

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

Note 2. Marketable Securities

MEDITECH follows the provisions of ASC 320-10, Investments - Debt and Equity Securities, which requires marketable securities be classified as trading, available-for-sale or held-to-maturity. MEDITECH classifies its marketable securities as available-for-sale and records them at fair value which is determined based on quoted prices in active markets. On December 31, 2017 any unrealized after-tax gains or losses were reported as a component of shareholder equity. Effective January 1, 2018 MEDITECH adopted ASU 2016-01 Financial Instruments - Overall, which requires MEDITECH record any unrealized change in marketable securities gains within the Income Statement.

MEDITECH follows the provisions of ASC 320-10-35 Subsequent Measurement, and evaluates its marketable securities for other-than-temporary impairment using an impairment model consistent with debt securities. The factors considered include the severity and duration of the loss, the intent and ability to hold the securities for an extended period of time until recovery, and whether issuers are current on dividend payments and maintain investment grade ratings. Finally, the effect of fluctuating interest rates, current economic and industry conditions, and the issuers' current financial position are also taken into consideration.

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

The following table indicates the original cost, unrealized gains and losses, and fair market value of MEDITECH's securities. MEDITECH evaluated the unrealized losses as of June 30, 2018 and concluded these were temporary in nature.

	Dec 31, 2017	Jun 30, 2018

Original cost	$227,405,667	$215,293,091
Unrealized gains	78,907,615	63,395,961
Unrealized losses	(226,853)	(2,969,084)

Fair market value	$306,086,429	$275,719,968

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its June 30, 2018 carrying value.

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

MEDITECH considers software fees and related implementation fees together as a single performance obligation and classifies it as product revenue in the statement of income. Such revenue is recognized over time with the transfer of promised goods and services to the customer. MEDITECH considers post-implementation support fees as a separate performance obligation and classifies it as service revenue in the statement of income. Such revenue is recognized over time as the related services are rendered.

MEDITECH identifies the performance obligations for each contract, determines the transaction price, allocates the price to the performance obligations, and recognizes revenue when (or as) a performance obligation is satisfied on the percent completion method based on completion of specific events. The primary factors taken into consideration involve tracking and measuring the progress of events needed to complete software delivery, training on software usage, interfacing the software with other vendor software, and bringing the software operational at the customer's site.

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

At June 30, 2018, outstanding performance obligations amounted to $153.2 million, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

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

Deferred product revenue was $47.9 million and $50.4 million at December 31, 2017 and June 30, 2018 respectively. During this period a total of $19.4 million was removed and recognized as revenue when specific events were completed. Also, Contract Assets were $9.2 million and $8.5 million at December 31, 2017 and June 30, 2018 respectively. During this period Contract Assets decreased $0.7 million.

Note 5. Comprehensive Income Presentation

Prior to January 1, 2018, MEDITECH followed the provisions of ASU 2011-05, Comprehensive Income, with respect to marketable securities which establishes standards for reporting comprehensive income and its components in financial statements. MEDITECH's Comprehensive income, prior to the adoption of ASU 2016-01, is the total of net income and unrealized after-tax gains or losses on marketable securities classified as available for sale. Results for the three and six months ended June 30, 2017 are as follows:

	3 months	6 months
	Jun 30, 2017	Jun 30, 2017

Unrealized after-tax gains arising during the
period on securities existing at period end	($1,327,980)	$724,802
Unrealized after-tax gains arising before the
period on securities sold during the period	(1,308,971)	(3,445,271)

Change in unrealized after-tax security gains	($2,636,951)	($2,720,469)

With the adoption of ASU 2016-01 on January 1, 2018, MEDITECH has no elements of other comprehensive income. The unrealized change in marketable securities gains is now recorded within the Income Statement, a presentation change. The primary effect is the inclusion of such reductions in the period's earnings per share calculation presented in Note 7. Additionally, there is a change in presentation within Shareholder Equity in the Balance Sheets. Lastly the Statements of Cash Flows will separately report such reductions.

At December 31, 2017, net unrealized marketable securities gains amounted to $78,680,762. The after-tax portion originally recorded within equity of $47,195,304 was transferred to retained earnings on January 1, 2018 upon adoption of ASU 2016-01. During the first six months of 2018, the reduction in unrealized marketable securities gains of $16,305,444 from the December 31, 2017 value of $78,680,762 has been reported within the Income Statement. Unrealized and realized gains and losses for the three and six months ended June 30, 2018 are as follows:

	3 months	6 months
	Jun 30, 2018	Jun 30, 2018

Unrealized gains (losses) in marketable securities held	$645,570	($18,053,961)
Realized gains (losses) on marketable securities sold	(41,833)	(199,924)

Change in unrealized marketable securities gains	$603,737	($18,253,885)

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

	3 months	ended on	6 months	ended on
	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018

Net income	$14,518,974	$24,126,675	$29,026,328	$26,948,895
Average number of shares	37,190,854	37,190,854	37,190,854	37,190,854
Earnings per share	$0.39	$0.65	$0.78	$0.72

Note 8. Segment Reporting

MEDITECH follows the provisions of ASC 280-10, Segment Reporting. Based on the criteria set forth in ASC 280-10, MEDITECH operates in one segment, medical software and services. MEDITECH derives most of its operating revenue from the licensing and support of one group of products and services. All of MEDITECH's assets are located within the United States. The following table indicates the operating revenue percentage based on location of customer.

	3 months	ended on	6 months	ended on
	Jun 30, 2017	Jun 30, 2018	Jun 30, 2017	Jun 30, 2018

United States	87%	86%	87%	87%
Canada	12%	12%	12%	11%
All others	1%	2%	1%	2%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2017	Jun 30, 2018	Change

Total revenue	$116,723,292	$125,023,182	7.1%
Operating income	13,246,241	17,998,545	35.9%
Net income	14,518,974	24,126,675	66.2%
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.39	$0.65	66.2%
Cash dividends per share	$0.62	$0.62	--

Product revenue increased by $9.8 million due to additional implementations. Service revenue decreased by $1.5 million due primarily to the consolidation of certain customers. The resultant total revenue increased by $8.3 million.

Operating expense increased by $3.5 million or 3.4% due primarily to higher staff related costs. The resultant operating income increased by $4.8 million.

Other income increased $1.6 million due primarily to the sale of a building. With the adoption of ASU 2016-01, the unrealized change in marketable securities gains are now reported within the Income Statement on a pre-tax basis. The period's $1.3 million change has no comparison to the prior year, when such change was reported on an after-tax basis as an element of comprehensive income.

MEDITECH's effective tax rate also has no meaningful comparison due primarily to the adoption of ASU 2016-01. Net income increased by $9.6 million due primarily to higher revenue.

Operating	6 months	ended on	Percent
Results	Jun 30, 2017	Jun 30, 2018	Change

Total revenue	$233,876,260	$247,391,785	5.8%
Operating income	26,496,178	33,772,240	27.5%
Net income	29,026,328	26,948,895	(7.2%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.78	$0.72	(7.2%)
Cash dividends per share	$1.24	$1.24	--

Product revenue increased by $17.0 million due to additional implementations. Service revenue decreased by $3.4 million due primarily to the consolidation of certain customers. The resultant total revenue increased by $13.5 million.

Operating expense increased by $6.2 million or 3.0% due primarily to higher staff related costs. The resultant operating income increased by $7.3 million.

Other income decreased $1.7 million due primarily to lower realized marketable securities gains. With the adoption of ASU 2016-01, the unrealized change in marketable securities gains are now reported within the Income Statement on a pre-tax basis. The period's $16.3 million change has no comparison to the prior year, when such change was reported on an after-tax basis as an element of comprehensive income.

MEDITECH's effective tax rate also has no meaningful comparison due primarily to the adoption of ASU 2016-01, as the current period's tax includes a $3.9 million benefit related to the unrealized change in marketable securities gains. Net income decreased by $2.1 million due primarily to such change.

Financial Condition	Dec 31, 2017	Jun 30, 2018

Working capital	$301,861,999	$281,163,412
Total assets	619,228,517	592,236,418
Total liabilities	122,300,267	114,475,932
Shareholder equity	496,928,250	477,760,486
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$13.36	$12.85

Accrued expenses decreased by $0.3 million during the period due primarily to the payment of $15.0 million in bonuses applicable to 2017 offset by the accrual of $12.9 million in bonus expenses applicable to 2018.

At June 30, 2018 MEDITECH's cash, cash equivalents and marketable securities totaled $299.2 million. Marketable securities consisted of preferred and common equities. For the first six months of 2018 cash flow from operations was $37.7 million, cash flow from investing was $14.5 million and cash flow used in financing was $46.1 million. The $46.1 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period. MEDITECH has no long-term debt. Shareholder equity at June 30, 2018 was $477.8 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the said Officers have concluded MEDITECH's disclosure controls and procedures are effective at June 30, 2018 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 2nd quarter of 2018. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 250 shares in April at $45 per share, 15,780 shares in May at $45 per share and 6,185 shares in June at $45 per share for a total of $999,675.

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

July 31, 2018
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)