Form 10-Q
period 2018-09-30
Medical Information Technology, Inc.
filed 2018-10-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at September 30, 2018.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2017 and September 30, 2018

	Dec 31, 2017	Sep 30, 2018

Cash and equivalents	$17,436,627	$28,374,902
Marketable securities	306,086,429	278,522,323
Trade receivables, net of reserve	50,522,946	44,780,736
Contract assets, prepaid and other	12,376,569	10,517,859

Current assets	386,422,571	362,195,820

Computer equipment	14,463,275	13,756,624
Furniture and fixtures	83,719,079	88,991,904
Buildings	250,962,956	239,550,177
Land	43,163,211	40,959,230
Accumulated depreciation	(178,192,159)	(172,828,526)

Fixed assets	214,116,362	210,429,409

Other assets	9,466,338	8,727,290
Deferred tax assets	9,223,246	8,477,263

Total assets	$619,228,517	$589,829,782

Accounts payable	$227,663	$529,782
Taxes payable	3,882,391	742,787
Accrued expenses	22,831,337	28,191,440
Deferred revenue	57,619,181	53,775,254

Current liabilities	84,560,572	83,239,263

Deferred tax liabilities	19,154,929	15,306,190
Tax reserves	18,584,766	17,418,335

Total liabilities	122,300,267	115,963,788

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2017 and 2018	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	289,634,133	313,767,181
Unrealized after-tax security gains	47,195,304	--

Shareholder equity	496,928,250	473,865,994

Total liabilities and shareholder equity	$619,228,517	$589,829,782

Statements of Income
Three and Nine Months Ended on September 30, 2017 and 2018

	3 months	ended on	9 months	ended on
	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018

Product revenue	$41,029,137	$38,142,722	$110,436,929	$124,509,941
Service revenue	80,862,326	80,966,214	245,330,794	241,990,780

Total revenue	121,891,463	119,108,936	355,767,723	366,500,721

Operations, development	82,091,622	83,699,508	245,820,894	251,117,573
Selling, G & A	22,583,908	21,225,156	66,234,718	67,426,636

Operating expense	104,675,530	104,924,664	312,055,612	318,544,209

Operating income	17,215,933	14,184,272	43,712,111	47,956,512

Other income	9,227,317	5,167,096	26,531,870	20,742,088
Unrealized change in marketable securities gains	--	4,985,824	--	(11,319,620)
Other expense	1,563,341	1,810,355	4,616,744	5,399,248

Pretax income	24,879,909	22,526,837	65,627,237	51,979,732

State income tax	1,130,000	(16,000)	3,053,000	21,000
Federal income tax	6,287,000	3,379,000	16,085,000	5,846,000

Income tax	7,417,000	3,363,000	19,138,000	5,867,000

Net income	$17,462,909	$19,163,837	$46,489,237	$46,112,732

Change in unrealized after-tax security gains	1,482,758		(1,237,711)

Comprehensive income	$18,945,667		$45,251,526

Statements of Cash Flow
Nine Months Ended on September 30, 2017 and 2018

	9 months	ended on
	Sep 30, 2017	Sep 30, 2018

Net income	$46,489,237	$46,112,732
Depreciation and amortization expense	11,022,885	11,111,790
(Gain) loss on sale of marketable securities	(10,605,608)	272,229
Gain on sale of fixed assets	(864,218)	(5,051,454)
Change in unrealized marketable securities gains	--	11,319,620
Change in trade receivables, net of reserve	(7,015)	5,742,210
Change in contract assets, prepaid and other	(5,777,723)	1,858,710
Change in deferred tax assets	3,037,016	745,983
Change in accounts payable	9,996	302,119
Change in taxes payable	775,391	(3,139,604)
Change in accrued expenses	3,575,024	5,360,103
Change in deferred revenue	9,102,192	(3,843,927)
Change in deferred tax liabilities	(542,673)	(3,848,739)
Change in tax reserves	644,648	(1,166,431)

Net cash from operations	56,859,152	65,775,341

Purchases of marketable securities	(23,151,431)	(9,302,511)
Sales of marketable securities	33,104,958	25,274,768
Purchases of fixed assets	(6,300,700)	(9,767,791)
Sales of fixed assets	1,867,600	8,238,158
Change in other assets	(82,772)	(104,702)

Net cash from investing	5,437,655	14,337,922

Dividends paid	(69,174,988)	(69,174,988)

Net cash used in financing	(69,174,988)	(69,174,988)

Net change in cash and equivalents	(6,878,181)	10,938,275
Cash and equivalents at beginning	14,089,951	17,436,627

Cash and equivalents at end	$7,211,770	$28,374,902

Supplemental Non-Cash Disclosure:
Net Adjustment for Revenue Recognition Standard	$12,580,916
Net Adjustment for Financial Instruments Standard		$47,195,304

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

The following table indicates the original cost, unrealized gains and losses, and fair market value of MEDITECH's securities. MEDITECH evaluated the unrealized losses as of September 30, 2018 and concluded these were temporary in nature.

	Dec 31, 2017	Sep 30, 2018

Original cost	$227,405,667	$214,956,104
Unrealized gains	78,907,615	66,855,499
Unrealized losses	(226,853)	(3,289,280)

Fair market value	$306,086,429	$278,522,323

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH holds a fully collateralized mortgage note for a loan to Meditech South Africa to purchase land and a building used as its corporate headquarters. MEDITECH believes the fair value of this investment and loan balance approximates its September 30, 2018 carrying value.

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

At September 30, 2018, outstanding performance obligations amounted to $138.7 million, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

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

Deferred product revenue was $47.9 million and $46.5 million at December 31, 2017 and September 30, 2018 respectively. During this period a total of $25.1 million was removed and recognized as revenue when specific events were completed. Also, Contract Assets were $9.2 million and $6.6 million at December 31, 2017 and September 30, 2018 respectively. During this period Contract Assets decreased $2.6 million.

Note 5. Comprehensive Income Presentation

Prior to January 1, 2018, MEDITECH followed the provisions of ASU 2011-05, Comprehensive Income, with respect to marketable securities which establishes standards for reporting comprehensive income and its components in financial statements. MEDITECH's Comprehensive income, prior to the adoption of ASU 2016-01, is the total of net income and unrealized after-tax gains or losses on marketable securities classified as available for sale. Results for the three and nine months ended September 30, 2017 are as follows:

	3 months	9 months
	Sep 30, 2017	Sep 30, 2017

Unrealized after-tax gains arising during the
period on securities existing at period end	$3,746,787	$4,471,589
Unrealized after-tax gains arising before the
period on securities sold during the period	(2,264,029)	(5,709,300)

Change in unrealized after-tax security gains	$1,482,758	($1,237,711)

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

At December 31, 2017, net unrealized marketable securities gains amounted to $78,680,762. The after-tax portion originally recorded within equity of $47,195,304 was transferred to retained earnings on January 1, 2018 upon adoption of ASU 2016-01. During the first nine months of 2018, the reduction in unrealized marketable securities gains of $11,319,620 from the December 31, 2017 value of $78,680,762 has been reported within the Income Statement. Unrealized and realized gains and losses for the three and nine months ended September 30, 2018 are as follows:

	3 months	9 months
	Sep 30, 2018	Sep 30, 2018

Unrealized gains (losses) in marketable securities held	$3,211,646	($14,842,314)
Realized gains (losses) on marketable securities sold	(72,305)	(272,229)

Change in unrealized marketable securities gains	$3,139,341	($15,114,543)

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

	3 months	ended on	9 months	ended on
	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018

Net income	$17,462,909	$19,163,837	$46,489,237	$46,112,732
Average number of shares	37,190,854	37,190,854	37,190,854	37,190,854
Earnings per share	$0.47	$0.52	$1.25	$1.24

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

	3 months	ended on	9 months	ended on
	Sep 30, 2017	Sep 30, 2018	Sep 30, 2017	Sep 30, 2018

United States	89%	87%	88%	87%
Canada	9%	11%	11%	11%
All others	2%	2%	1%	2%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2017	Sep 30, 2018	Change

Total revenue	$121,891,463	$119,108,936	(2.3%)
Operating income	17,215,933	14,184,272	(17.6%)
Net income	17,462,909	19,163,837	9.7%
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.47	$0.52	9.7%
Cash dividends per share	$0.62	$0.62	--

Product revenue decreased by $2.9 million or 7.0% due to temporary delays in implementations. Service revenue increased by $0.1 million due primarily to the consolidation of certain customers. The resultant total revenue decreased by $2.8 million.

Operating expense increased by $250 thousand or 0.2% due primarily to higher staff related costs. The resultant operating income decreased by $3.0 million.

Other income decreased $4.1 million due primarily to changes in realized security gains. With the adoption of ASU 2016-01, the unrealized change in marketable securities gains are now reported within the Income Statement on a pre-tax basis. The period's $5.0 million change has no comparison to the prior year, when such change was reported on an after-tax basis as an element of comprehensive income. Other expense increased $250 thousand due primarily to additional rental space costs.

MEDITECH's effective tax rate also has no meaningful comparison due primarily to the adoption of ASU 2016-01, as the current period's tax includes a $1.2 million charge related to the unrealized change in marketable securities gains. Net income increased by $1.7 million due primarily to such change.

Operating	9 months	ended on	Percent
Results	Sep 30, 2017	Sep 30, 2018	Change

Total revenue	$355,767,723	$366,500,721	3.0%
Operating income	43,712,111	47,956,512	9.7%
Net income	46,489,237	46,112,732	(0.8%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$1.25	$1.24	(0.8%)
Cash dividends per share	$1.86	$1.86	--

Product revenue increased by $14.1 million or 12.7% due to additional implementations. Service revenue decreased by $3.3 million due primarily to the consolidation of certain customers. The resultant total revenue increased by $10.7 million.

Operating expense increased by $6.5 million or 2.1% due primarily to higher staff related costs. The resultant operating income increased by $4.2 million.

Other income decreased $5.8 million due primarily to changes in realized security gains. With the adoption of ASU 2016-01, the unrealized change in marketable securities gains are now reported within the Income Statement on a pre-tax basis. The period's $11.3 million change has no comparison to the prior year, when such change was reported on an after-tax basis as an element of comprehensive income. Other expense increased $0.8 million due primarily to additional rental space costs.

MEDITECH's effective tax rate also has no meaningful comparison due primarily to the adoption of ASU 2016-01, as the current period's tax includes a $2.7 million benefit related to the unrealized change in marketable securities gains. Net income decreased by $0.4 million due primarily to such change.

Financial Condition	Dec 31, 2017	Sep 30, 2018

Working capital	$301,861,999	$278,956,557
Total assets	619,228,517	589,829,782
Total liabilities	122,300,267	115,963,788
Shareholder equity	496,928,250	473,865,994
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$13.36	$12.74

Accrued expenses increased by $5.4 million during the period due primarily to the payment of $15.0 million in bonuses applicable to 2017 offset by the accrual of $18.2 million in bonus expenses applicable to 2018.

At September 30, 2018 MEDITECH's cash, cash equivalents and marketable securities totaled $306.9 million. Marketable securities consisted of preferred and common equities. For the first nine months of 2018 cash flow from operations was $65.8 million, cash flow from investing was $14.3 million and cash flow used in financing was $69.2 million. The $69.2 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period. MEDITECH has no long-term debt. Shareholder equity at September 30, 2018 was $473.3 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the said Officers have concluded MEDITECH's disclosure controls and procedures are effective at September 30, 2018 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3rd quarter of 2018. However, during the quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions: 5,550 shares in July at $45 per share, 18,680 shares in August at $45 per share and 7,947 shares in September at $45 per share for a total of $1,447,965.

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

October 31, 2018
(Date)

Howard Messing, Chief Executive Officer and President
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)