Form 10-K
period 2018-12-31
Medical Information Technology, Inc.
filed 2019-01-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at December 31, 2018.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture, license and support computer software products for the hospital market. For 2018 combined product and service revenue was $488.2 million, operating income was $64.8 million and net income was $56.2 million. Product bookings were $139.0 million and the resultant year-end product backlog was $150.7 million. By year-end MEDITECH had 3,700 staff members, and about 2,400 active healthcare sites throughout the United States, Canada and the United Kingdom.

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

STAFF ORGANIZATION

MEDITECH is organized into functional units grouped around product development, sales and marketing, implementation, customer service, accounting and facility operations. MEDITECH staff work in nine company owned facilities - seven in the greater Boston area, one in Atlanta and one in the Minneapolis area.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 200 hospitals and has been MEDITECH's largest customer for many years. HCA represented 8% of MEDITECH revenues in 2018.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At year-end 2018 MEDITECH owned 9 facilities containing almost 1.6 million square feet of office space, all being well maintained Class A properties, 7 in the greater Boston area, 1 in Atlanta and 1 in the Minneapolis area. MEDITECH occupies 78% of the space and the remainder is leased to various tenants. MEDITECH has adequate space for its reasonable needs in the near future.

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

During 2018 MEDITECH did not repurchase any of its shares of common stock. However, during 2018 the MEDITECH Profit Sharing Trust purchased 106,520 shares at $45.00 per share from existing shareholders in individual private transactions for an aggregate consideration of $4,793,400.

During 2018 no shares of MEDITECH common stock were offered or sold to staff members pursuant to the 2004 Stock Purchase Plan. At December 31, 2018, there were 1,898 shareholders of MEDITECH's common stock and 37,190,854 shares outstanding. MEDITECH has paid quarterly cash dividends continuously since 1980 and such annual Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

MEDITECH's financial statements are presented in this 10-K. Selected financial data for the past 5 years ended December 31 are as follows:

	2014	2015	2016	2017	2018

Full Year Operations:
Total revenue	$517,002,274	$475,525,581	$462,256,468	$480,903,895	$488,188,746
Operating income	108,931,963	67,128,626	69,891,192	63,981,134	64,767,273
Net income	123,508,355	70,066,792	72,890,198	77,428,576	56,205,796
Average shares	37,142,937	37,167,937	37,190,854	37,190,854	37,190,854
Net income/share	$3.33	$1.88	$1.96	$2.08	$1.51
Year End Position:
Total assets	$704,640,374	$652,479,642	$634,294,572	$619,228,517	$569,459,952
Total liabilities	128,313,314	114,050,584	110,759,875	122,300,267	108,559,224
Shareholder equity	576,327,060	538,429,058	523,534,697	496,928,250	460,900,728
Shares outstanding	37,165,854	37,190,854	37,190,854	37,190,854	37,190,854
Shareholder equity/share	$15.51	$14.48	$14.08	$13.36	$12.39
Other Financial Data:
Working capital	$349,807,786	$341,333,049	$334,995,263	$301,861,999	$261,462,548
Operating cash flow	73,250,910	79,245,824	62,066,105	65,337,714	90,526,189
Depreciation & amortization	15,039,444	15,277,304	15,009,723	14,433,528	14,396,957
Cash dividends/share	$3.00	$2.72	$2.48	$2.48	$2.48

Item 7 - Management's Discussion and Analysis of Operating Results and Financial Condition

Comparison of Fiscal Years ended December 31, 2017 and 2018:

Total revenue from both existing and new customers increased $7.3 million or 1.5% from $480.9 million in 2017 to $488.2 million in 2018. It was composed of a $10.7 million addition in product revenue due primarily to higher product bookings, offset by a $3.4 million reduction in service revenue.

Operating expense increased $6.5 million or 1.6% from $416.9 million in 2017 to $423.4 million in 2018 due primarily to higher staff related costs. The resultant operating income increased $0.8 million or 1.2% from $64.0 million in 2017 to $64.8 million in 2018.

Other income decreased $12.6 million due primarily to lower gains from the sale of marketable securities. This year includes a $23.4 million decrease in unrealized marketable securities gains. Other expense increased by $1.0 million. The resultant pretax income decreased $36.3 million or 37.6% from $96.5 million in 2017 to $60.2 million in 2018.

MEDITECH's effective tax rate decreased from 19.8% in 2017 to 6.6% in 2018 due primarily to the reduced federal tax rate and credits changes that amount to $12.2 million associated with the Tax Cut and Jobs Act passed in December 2017. In addition, the January 1, 2018 adoption of ASU 2016-01 resulted in the current period's $5.7 million tax reduction related to the unrealized change in marketable securities gains. The resultant net income decreased $21.2 million or 27.4% from $77.4 million in 2017 to $56.2 million in 2018.

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

Financial Condition:

At December 31, 2018 MEDITECH's cash, cash equivalents and marketable securities totaled $291.7 million. Marketable securities consisted of preferred and common equities. During 2018 cash flow from operations was $90.5 million, cash flow from investing was $7.4 million and cash flow used in financing was $92.2 million. The payment of $92.2 million in dividends to shareholders was the primary use of cash generated by operating and investing activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2018 was $460.9 million. During 2018 management expended $14.5 million for updated facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Critical Accounting Policies and Estimates:

All of our significant accounting policies are described in the notes to the financial statements included in Item 8 of this report. We believe four of these constitute our most critical policies requiring estimates and judgments by management which are significant in terms of materiality. Reference Note 1(a) for revenue recognition, Note 2 and 15 for marketable securities, Note 3 for doubtful account reserve and Notes 4, 8, 12 and 13 for income taxes.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with equity securities is disclosed in Note 2 to the Financial Statements.

Item 8 - Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Medical Information Technology, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medical Information Technology, Inc. (the "Company") as of December 31, 2018, 2017 and 2016, the related statements of income and comprehensive income, shareholder equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Wolf & Company, P.C.
Boston, Massachusetts
January 31, 2019

Balance Sheets
as of December 31, 2016, 2017 and 2018

	Dec 31, 2016	Dec 31, 2017	Dec 31, 2018

Cash and equivalents	$14,089,951	$17,436,627	$23,095,977
Marketable securities	325,878,440	306,086,429	268,638,359
Trade receivables, net of reserve	41,574,483	50,522,946	36,760,812
Contract assets, prepaid and other	12,571,540	12,376,569	12,077,935

Current assets	394,114,414	386,422,571	340,573,083

Computer equipment	14,948,503	14,463,275	13,979,609
Furniture and fixtures	75,710,297	83,719,079	92,804,040
Buildings	251,410,624	250,962,956	240,288,774
Land	43,195,576	43,163,211	40,959,230
Accumulated depreciation	(167,211,794)	(178,192,159)	(175,832,443)

Fixed assets	218,053,206	214,116,362	212,199,210

Other assets	10,764,422	9,466,338	8,430,515
Deferred tax assets	11,362,530	9,223,246	8,257,144

Total assets	$634,294,572	$619,228,517	$569,459,952

Accounts payable	$222,615	$227,663	$701,524
Taxes payable	2,652,067	3,882,391	1,825,528
Accrued expenses	22,542,136	22,831,337	23,916,832
Deferred revenue	33,702,333	57,619,181	52,666,651

Current liabilities	59,119,151	84,560,572	79,110,535

Deferred tax liabilities	33,411,551	19,154,929	12,409,407
Tax reserves	18,229,173	18,584,766	17,039,282

Total liabilities	110,759,875	122,300,267	108,559,224

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2016, 2017 and 2018	37,190,854	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959	122,907,959
Retained income	317,019,791	289,634,133	300,801,915
Unrealized after-tax security gains	46,416,093	47,195,304	-

Shareholder equity	523,534,697	496,928,250	460,900,728

Total liabilities and shareholder equity	$634,294,572	$619,228,517	$569,459,952

The accompanying notes are an integral part of these financial statements.

Statements of Income and Comprehensive Income
for the Years Ended December 31, 2016, 2017 and 2018

	Dec 31, 2016	Dec 31, 2017	Dec 31, 2018

Product revenue	$127,725,979	$154,802,239	$165,487,109
Service revenue	334,530,489	326,101,656	322,701,637

Total revenue	462,256,468	480,903,895	488,188,746

Operations, development	307,959,189	328,502,568	334,612,704
Selling, G & A	84,406,087	88,420,193	88,808,769

Operating expense	392,365,276	416,922,761	423,421,473

Operating income	69,891,192	63,981,134	64,767,273

Other income	38,045,900	38,622,542	25,980,379
Reduction in unrealized marketable securities gains	-	-	23,416,834
Other expense	5,966,144	6,117,897	7,124,656

Pretax income	101,970,948	96,485,779	60,206,162

State income tax (benefit)	2,427,772	3,535,566	(387,076)
Federal income tax	26,652,978	15,521,637	4,387,442

Income tax	29,080,750	19,057,203	4,000,366

Net income	$72,890,198	$77,428,576	$56,205,796

Change in unrealized after-tax security gains	4,448,759	779,211

Comprehensive income	$77,338,957	$78,207,787

The accompanying notes are an integral part of these financial statements.

Statements of Shareholder Equity
for the Years Ended December 31, 2016, 2017 and 2018

	Common Stock Paid-in capital	Retained income	Other Comprehensive	Shareholder equity

Balance, December 31, 2015	$160,098,813	$336,362,911	$41,967,334	$538,429,058
Net income		72,890,198		72,890,198
Change in unrealized after-tax security gains			4,448,759	4,448,759
Dividends paid		(92,233,318)		(92,233,318)

Balance, December 31, 2016	$160,098,813	$317,019,791	$46,416,093	$523,534,697
Net revenue recognition standard adjustment		(12,580,916)		(12,580,916)
Net income		77,428,576		77,428,576
Change in unrealized after-tax security gains			779,211	779,211
Dividends paid		(92,233,318)		(92,233,318)

Balance, December 31, 2017	$160,098,813	$289,634,133	$47,195,304	$496,928,250
Net income		56,205,796		56,205,796
Dividends paid		(92,233,318)		(92,233,318)
Cumulative effect of account change		47,195,304	(47,195,304)

Balance, December 31, 2018	$160,098,813	$300,801,915	-	$460,900,728

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
for the Years Ended December 31, 2016, 2017 and 2018

	Dec 31, 2016	Dec 31, 2017	Dec 31, 2018

Net income	$72,890,198	$77,428,576	$56,205,796
Depreciation and amortization expense	15,009,723	14,433,528	14,396,957
(Gain) loss on sale of marketable securities	(17,804,190)	(17,464,043)	272,229
Gain on sale of fixed assets	-	(864,218)	(5,051,454)
Reduction in unrealized marketable securities gains	-	-	23,416,834
Change in trade receivables, net of reserve	(1,086,837)	(8,948,463)	13,762,134
Change in contract assets, prepaid and other	1,666,424	(5,973,753)	298,634
Change in deferred tax assets	-	9,069,958	966,102
Change in accounts payable	(61,845)	5,048	473,861
Change in taxes payable	(1,268,145)	1,230,324	(2,056,863)
Change in accrued expenses	(17,238,987)	289,200	1,085,495
Change in deferred revenue	12,158,192	9,117,378	(4,952,530)
Change in deferred tax liabilities	(3,402,665)	(13,341,414)	(6,745,522)
Change in tax reserves	1,204,237	355,593	(1,545,484)

Net cash from operating activities	62,066,105	65,337,714	90,526,189

Purchases of marketable securities	(37,677,167)	(27,705,747)	(11,515,761)
Sales of marketable securities	65,588,991	66,146,385	25,274,768
Purchases of fixed assets	(7,557,283)	(10,375,066)	(14,541,509)
Sales of fixed assets	-	1,867,600	8,238,158
Change in other assets	336,724	309,108	(89,177)

Net cash from investing activities	20,691,265	30,242,280	7,366,479

Dividends paid	(92,233,318)	(92,233,318)	(92,233,318)

Net cash used in financing activities	(92,233,318)	(92,233,318)	(92,233,318)

Net change in cash and equivalents	(9,475,948)	3,346,676	5,659,350
Cash and equivalents at beginning of year	23,565,899	14,089,951	17,436,627

Cash and equivalents at end of year	$14,089,951	$17,436,627	$23,095,977

Supplemental Disclosure:
Cash paid for income taxes	$31,578,902	$22,313,039	$15,403,260
Cash refunded for state income taxes	(3,998,277)	-	-
Net revenue recognition standard adjustment	-	(12,580,916)	-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements December 31, 2018

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

At December 31, 2018, outstanding performance obligations amounted to $150.7 million, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

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

Deferred product revenue was $47.9 million and $42.9 million at December 31, 2017 and December 31, 2018 respectively. During the year a total of $29.7 million was removed and recognized as revenue when specific events were completed. Also, Contract Assets were $9.3 million and $5.9 million at December 31, 2017 and December 31, 2018 respectively.

During 2017 and 2018, additional revenue of $9.1 million and $2.1 million respectively was claimed based on adoption of the new revenue standard ASC 606 as specific events were attained over time under the new percentage of completion as compared to a point in time using the contract milestone approach previously followed under ASC 985-605.

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

Note 2. Available For Sale Securities

MEDITECH follows the provisions of ASC 320-10, Investments - Debt and Equity Securities, which requires marketable securities be classified as trading, available-for-sale or held-to-maturity. MEDITECH classifies its marketable securities as available-for-sale and records them at fair value. The fair value was determined based on quoted prices in active markets. Reference Note 15 for further details.

MEDITECH follows the provisions of ASC 820-10, Fair Value Measurements and Disclosures, which provides for expanded disclosure and guidelines to determine fair value of assets and liabilities. ASC 820-10 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and are considered Level 1 assets as defined by ASC 820-10.

The following table indicates the original cost, unrealized pretax gains and losses, and fair value of MEDITECH's securities for the three years ended December 31. The change in unrealized after-tax security gains for 2016 and 2017 have been accounted for within comprehensive income. The change in unrealized pre-tax security gains for 2018 are now reported within the income statement with the adoption of ASU 2016-01 on January 1, 2018.

	2016	2017	2018

Original cost	$248,518,286	$227,405,667	$217,169,354
Unrealized pretax gains	77,360,154	78,907,615	62,156,967
Unrealized pretax losses	-	(226,853)	(10,687,962)

Fair value	$325,878,440	$306,086,429	$268,638,359

Note 3. Reserve for Doubtful Accounts

The components of the reserve for doubtful accounts for the three years ended December 31 are as follows:

	2016	2017	2018

Reserve at beginning of year	$1,575,000	$1,575,000	$1,100,000
Amounts charged to expense	-	848,739	44,162
Amounts written off	-	(1,323,739)	(44,162)

Reserve at end of year	$1,575,000	$1,100,000	$1,100,000

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

	2016	2017	2018

Deferred tax asset	$11,362,530	$9,223,246	$8,257,144
Deferred tax liability	33,411,551	19,154,929	12,409,407

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

Note 6. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. During 2018 Meditech South Africa completed payments on the mortgage note MEDITECH held. MEDITECH believes the fair value of this investment approximates its December 31, 2018 carrying value.

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

MEDITECH follows the provisions of ASC 350-20-35 Intangibles, Goodwill and Other Qualitative Testing. MEDITECH annually assesses qualitative factors of its goodwill assets for impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The evaluation assesses all relevant economic, industry, regulatory, and legal facts and circumstances as well as overall performance. If, after assessing the totality of such facts and circumstances, MEDITECH determines that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further goodwill impairment testing is necessary. In accordance with ASC 805-10 and ASC 350-20-35, on December 31, 2018, MEDITECH concluded no impairment was needed on a qualitative testing basis. The components of other assets for the three years ended December 31 are as follows:

	2016	2017	2018

Investments	$1,440,061	$1,260,054	$1,260,054
Mortgage notes	299,600	130,400	-
Goodwill & intangibles	4,702,533	3,577,533	5,985,033
Other	4,322,228	4,498,351	1,185,428

Other assets	$10,764,422	$9,466,338	$8,430,515

Note 7. Accrued Expenses

The components of accrued expenses for the three years ended December 31 are as follows:

	2016	2017	2018

Accrued bonuses	$15,000,000	$15,000,000	$15,000,000
Accrued vacation	5,110,000	5,115,000	5,260,000
Other	2,432,136	2,716,337	3,656,832

Accrued expenses	$22,542,136	$22,831,337	$23,916,832

Note 8. Tax Reserves

Tax reserves relate to state nexus. Key judgments are reviewed annually and additional adjustments to state nexus were made to reflect current assessments. The years 2015 through 2018 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. MEDITECH accounts for the annual change in tax reserves as part of its provision for income taxes. The components of tax reserves for the three years ended December 31 are as follows:

	2016	2017	2018

Potential tax assessment	$8,776,368	$9,362,662	$8,586,336
Interest and penalties	9,452,805	9,222,104	8,452,946

Tax reserves	$18,229,173	$18,584,766	$17,039,282

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

	2016	2017	2018

Total revenue	$462,256,468	$480,903,895	$488,188,746

United States	88%	88%	87%
Canada	10%	11%	11%
All others	2%	1%	2%

Largest customer	7%	7%	8%

Note 10. Other Income

Other income consists primarily of rents, dividends, interest and realized marketable security activity. The components of other income for the three years ended December 31 are as follows:

	2016	2017	2018

Rents	$6,828,374	$7,012,603	$8,459,277
Dividends	13,395,463	13,078,062	12,004,775
Interest	17,719	203,617	737,103
Security gains (losses)	17,804,344	17,464,043	(272,229)
Fixed asset gains	-	864,217	5,051,453

Other income	$38,045,900	$38,622,542	$25,980,379

Note 11. Other Expense

Other expense consists primarily of rental costs and charitable contributions. The components of other expense for the three years ended December 31 are as follows:

	2016	2017	2018

Rental costs	$5,104,892	$5,267,922	$6,305,610
Charitable contributions	790,000	755,000	735,000
Other	71,252	94,975	84,046

Other expense	$5,966,144	$6,117,897	$7,124,656

Note 12. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. The current and deferred components of the State and Federal income taxes for the three years ended December 31 are as follows:

	2016	2017	2018

State current	$2,626,131	$3,225,483	$443,136
State deferred	(198,359)	310,083	(830,212)

State income tax	$2,427,772	$3,535,566	($387,076)

Federal current	$29,857,284	$20,103,177	$9,336,650
Federal deferred	(3,204,306)	(4,581,540)	(4,949,208)

Federal income tax	$26,652,978	$15,521,637	$4,387,442

Note 13. Income Tax Rate

During 2017 the Tax Cut and Jobs Act reduced 2018 corporate tax rate from 35% to 21% requiring adjustment to 2017 deferred taxes. The effective income tax rate for the three years ended December 31 is as follows:

	2016	2017	2018

Statutory U.S. income tax rate	35.0%	35.0%	21.0%
State income taxes net of federal benefit	1.5%	2.4%	(0.5%)
Dividend income exclusion	(3.9%)	(4.0%)	(9.6%)
Federal R&D tax credit	(3.4%)	(5.1%)	(11.0%)
Deferred tax on reduction in unrealized securities gains	-	-	9.4%
Tax reserve	-	-	(2.6%)
Tax code revision	-	(9.1%)	-
Other	(0.7%)	0.6%	(0.1%)

Effective tax rate	28.5%	19.8%	6.6%

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

	2016	2017	2018

Net income	$72,890,198	$77,428,576	$56,205,796
Average number of shares	37,190,854	37,190,854	37,190,854
Earnings per share	$1.96	$2.08	$1.51

Note 15. Comprehensive Income Presentation

Prior to January 1, 2018, MEDITECH followed the provisions of ASU 2011-05, Comprehensive Income, with respect to marketable securities which establishes standards for reporting comprehensive income and its components in financial statements. MEDITECH's Comprehensive income, prior to the adoption of ASU 2016-01, is the total of net income and unrealized after-tax gains or losses on marketable securities classified as available for sale. Results for the 2 years ended December 31, 2017 are as follows:

	2016	2017

Unrealized after-tax gains arising during the
period on securities existing at period end	$16,233,829	$13,065,056
Unrealized after-tax gains arising before the
period on securities sold during the period	(11,785,071)	(12,285,845)

Change in unrealized after-tax security gains	$4,448,759	$779,211

With the adoption of ASU 2016-01, Financial Instruments, Recognition and Measurement and Disclosure of Financial Assets and Liabilities, which updates certain aspects of recognition, measurement and disclosure of financial instruments, on January 1, 2018, MEDITECH has no elements of other comprehensive income. The unrealized change in marketable securities gains is now recorded within the Income Statement, a presentation change. The primary effect is the inclusion of such reductions in the period's earnings per share calculation presented in Note 14. Additionally, there is a change in presentation within Shareholder Equity in the Balance Sheets. Lastly the Statements of Cash Flows will separately report such reductions.

At December 31, 2017, net unrealized marketable securities gains amounted to $78.7 million. The after-tax portion originally recorded within equity of $47.2 million was reclassified to retained income on January 1, 2018 upon adoption of ASU 2016-01. During 2018 the reduction in unrealized marketable securities gains of $23.4 million from the December 31, 2017 value of $78.7 million, which represents the net unrealized gains and losses for equity securities still held at December 31, 2018, has been reported within the Income Statement.

Note 16. Qualified Profit Sharing Plan

MEDITECH has no obligation for post-employment or post-retirement benefits. MEDITECH maintains a qualified profit sharing plan which provides deferred compensation to substantially all of its staff members. Contributions to the plan are at the discretion of the Board of Directors and may be in the form of cash and shares of MEDITECH stock. The Company has contributed $9 million in cash to the Trust in each the years 2016, 2017 and 2018.

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

Note 18. Recent Accounting Pronouncement

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 supersedes current guidance related to accounting for leases and is intended to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities in the balance sheet for operating leases with lease terms greater than twelve months. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) Targeted Improvements," which amends ASU 2016-02 to provide an additional (and optional) transition method to adopt the new lease standard. These ASUs will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the effect of this new guidance and expects this guidance to result in no material changes on our balance sheets.

Note 19. Supplemental Data

Unaudited operating results by quarter for the three years ended December 31 are as follows:

	1st Q	2nd Q	3rd Q	4th Q	2016

Total revenue	$117,926,283	$120,726,743	$111,029,496	$112,573,946	$462,256,468
Operating income	15,993,081	18,129,882	22,306,824	13,461,405	69,891,192
Net income	18,980,456	16,239,875	25,459,985	12,209,882	72,890,198
Net income per share	$0.51	$0.44	$0.68	$0.33	$1.96

	1st Q	2nd Q	3rd Q	4th Q	2017

Total revenue	$117,152,968	$116,723,292	$121,891,463	$125,136,172	$480,903,895
Operating income	13,249,937	13,246,241	17,215,933	20,269,023	63,981,134
Net income	14,507,354	14,518,974	17,462,909	30,939,339	77,428,576
Net income per share	$0.39	$0.39	$0.47	$0.83	$2.08

	1st Q	2nd Q	3rd Q	4th Q	2018

Total revenue	$122,368,603	$125,023,182	$119,108,936	$121,688,025	$488,188,746
Operating income	15,773,695	17,998,545	14,184,272	16,810,761	64,767,273
Net income	2,822,220	24,126,675	19,163,837	10,093,064	56,205,796
Net income per share	$0.08	$0.65	$0.52	$0.27	$1.51

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Management's Annual Report On Internal Control Over Financial Reporting

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at December 31, 2018 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework (2013 Framework). Based on this assessment, we believe that as of December 31, 2018, MEDITECH's internal control over financial reporting was effective based on said criteria.

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

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2018, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	76	Chairman and Director
Lawrence A. Polimeno	77	Vice Chairman and Director
Howard Messing	66	President, Chief Executive Officer and Director
Barbara A. Manzolillo	66	Treasurer, Chief Financial Officer and Director
Edward B. Roberts	83	Director
Stuart N. Lefthes	65	Director
Michelle I. O'Connor	52	Executive Vice President and Chief Operating Officer
Hoda Sayed-Friel	60	Executive Vice President
Helen M. Waters	54	Executive Vice President
Christopher J. Anschuetz	66	Senior Vice President
Steven B. Koretz	66	Senior Vice President
Leah L. Farina	51	Vice President
Scott M. Radner	53	Vice President
James W. Merlin	58	Controller and Chief Accounting Officer
Geoffrey W. Smith	54	Vice President

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

Hoda Sayed-Friel has been the Executive Vice President of Strategy and Client Service since 2012, was the Vice President of Marketing prior to that, and has been with MEDITECH since 1986.

Helen M. Waters has been the Executive Vice President of Sales and Marketing since 2016, was a Vice President of Customer Service prior to that, and has been with MEDITECH since 1990.

Christopher J. Anschuetz has been the Senior Vice President of Technology since 2011, was a Vice President prior to that, and has been with MEDITECH since 1975.

Steven B. Koretz has been the Senior Vice President of Client Service since 2012, was a Vice President prior to that, and has been with MEDITECH since 1982.

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

Geoffrey W. Smith has been the Vice President of Product Development since 2018, was a Senior Manager prior to that, and has been with MEDITECH since since 1989.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business and financial activities and monitors the performance of management, but is not involved in the day-to-day operations. The Directors review MEDITECH's performance, processes and controls, key policies, legal and regulatory requirements, ethical conduct and new or unusual transactions. The Directors are actively involved in oversight of business and financial risks which could affect MEDITECH. The Board receives regular quarterly reports from Officers which cover topics such as financial, technological, regulatory and reputation risk. The Directors meet regularly with the CEO, the CFO, other Officers; read reports and other materials; and participate in Board and committee meetings. The Board consists of 6 members. During 2018 the Board held 4 regularly scheduled quarterly meetings and all members attended all 4 meetings. Messrs. Roberts and Lefthes are "independent" as defined by the rules of the NYSE and NASDAQ.

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

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2018 the committee contributed $735,000 to 37 cultural, educational and social service organizations primarily within the greater Boston area.

During 2018 the 2 members of the Board of Directors who were not Officers of MEDITECH received a fee of $8,000 for each quarterly meeting fully attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of MEDITECH.

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

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

Howard Messing	2018	$450,000	$7,645	$17,674	$9,179	$484,498
President, Chief Executive	2017	432,000	7,790	52,308	3,717	495,815
Officer and Director	2016	432,000	16,991	67,468	3,780	520,239

Barbara A. Manzolillo	2018	$420,000	$7,645	$17,674	$9,179	$454,498
Treasurer, Chief Financial	2017	408,000	7,790	52,308	3,717	471,815
Officer and Director	2016	408,000	16,991	67,468	3,780	496,239

Michelle I. O'Connor	2018	$408,000	$7,645	$12,327	$9,179	$437,151
Executive Vice President	2017	384,000	7,790	34,486	3,717	429,993
and Chief Operating Officer	2016	384,000	16,991	41,431	3,780	446,202

Helen M. Waters	2018	$402,000	$7,645	$13,440	$9,179	$432,264
Executive Vice President	2017	384,000	7,790	37,616	3,717	433,123
Sales and Marketing	2016	384,000	16,991	45,213	3,780	449,984

Hoda Sayed-Friel	2018	$396,000	$7,645	$17,674	$9,179	$430,498
Executive Vice President	2017	384,000	7,790	52,308	3,717	447,815
Strategy and Client Service	2016	384,000	16,991	64,680	3,780	469,451

Annual Cash Bonus: MEDITECH pays a Staff Bonus to all staff members, including Officers, in recognition of services rendered by them during each calendar year. The individual portion of the Staff Bonus payable to each recipient is determined by prorating the sum of the recipient's prior five years of cash compensation capped at $600,000.

Profit Sharing Plan: MEDITECH maintains a qualified defined contribution plan for all of MEDITECH's staff known as the Medical Information Technology, Inc. Profit Sharing Plan. All of the staff who have completed one year of service participate in the Plan. The Board of Directors sets the annual contribution, which is allocated in proportion to total compensation of all eligible members for the Plan year capped at $150,000. No allocation is allowable under this Plan to owners of 10% or more of MEDITECH's common stock. Contributions by members are not permitted. Benefits under the Plan are considered deferred compensation and become fully vested after five years of continuous service with MEDITECH. Members who have at least 20 years of service or who have incurred financial hardship may make in service withdrawals. Lump sum cash payment is made upon retirement, death, disability or termination of employment.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2018 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	16,577,983	44.58%
MEDITECH Profit Sharing Trust*	6,662,029	17.91%
Ruderman Group	3,666,040	9.86%
Curtis W. Marble	1,900,000	5.11%
Grossman Group	2,061,144	5.54%
Lawrence A. Polimeno	1,017,821	2.74%
Edward B. Roberts	676,879	1.82%
Howard Messing	405,000	1.09%
Barbara A. Manzolillo	195,000	0.52%
Stuart N. Lefthes	110,800	0.30%
Helen M. Waters	44,200	0.12%
Michelle I. O'Connor	35,000	0.09%
Hoda Sayed-Friel	32,100	0.08%
15 Directors and Officers as a Group*	19,364,683	52.07%

*The number of shares indicated for Mr. Pappalardo includes the shares owned by the MEDITECH Profit Sharing Trust. Mr. Pappalardo is the sole Trustee of the MEDITECH Profit Sharing Trust and therefore has the power to vote its shares in addition to his own 9,915,954 shares. Likewise the number of shares indicated for the 15 Directors and Officers as a Group includes the shares owned by the MEDITECH Profit Sharing Trust.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During 2018, the MEDITECH Profit Sharing Trust filed Forms 4 for its purchases of MEDITECH stock, but some of these filings were late. To MEDITECH's knowledge, based solely on a review of the reports given to MEDITECH, all other Section 16(a) filing requirements applicable to its Executive Officers, Directors and greater-than-10% shareholders were satisfied in 2018.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

No additional shares of MEDITECH stock were purchased from MEDITECH by any Director or Officer in 2016, 2017 or 2018.

Item 14 - Principal Accounting Fees and Services

During 2018, audit and non-audit services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information, and discussing various accounting, tax, and regulatory matters. Fees paid or to be paid for such services for the three years ended December 31 are as follows:

	2016	2017	2018

Annual audit and quarterly reviews	$282,500	$305,000	$295,000
Audit related to Profit Sharing Trust	23,000	24,000	24,600

	$305,500	$329,000	$319,600

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Howard Messing, Chief Executive Officer and President
(Signature)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 31, 2019
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2019.

A. Neil Pappalardo, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Howard Messing, President, CEO and Director
(Signature)

Edward B. Roberts, Director
(Signature)

Barbara A. Manzolillo, Treasurer, CFO and Director
(Signature)

Stuart N. Lefthes, Director
(Signature)