Form 10-Q
period 2019-03-31
Medical Information Technology, Inc.
filed 2019-04-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2019

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at March 31, 2019.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2018 and March 31, 2019

	Dec 31, 2018	Mar 31, 2019

Cash and equivalents	$23,095,977	$14,445,056
Marketable securities	268,638,359	298,640,141
Trade receivables, net of reserve	36,760,812	36,400,889
Contract assets, prepaid and other	12,077,935	13,735,437

Current assets	340,573,083	363,221,523

Computer equipment	13,979,609	14,023,988
Furniture and fixtures	92,804,040	94,938,216
Buildings	240,288,774	240,230,574
Land	40,959,230	33,717,577
Accumulated depreciation	(175,832,443)	(179,177,967)

Fixed assets	212,199,210	203,732,388

Other assets	8,430,515	8,046,693
Deferred tax assets	8,257,144	8,760,285

Total assets	$569,459,952	$583,760,889

Accounts payable	$701,524	$360,637
Taxes payable	1,825,528	3,016,164
Accrued expenses	23,916,832	17,154,115
Deferred revenue	52,666,651	52,930,106

Current liabilities	79,110,535	73,461,022

Deferred tax liabilities	12,409,407	18,272,990
Tax reserves	17,039,282	15,805,125

Total liabilities	108,559,224	107,539,137

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2018 and 2019	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	300,801,915	316,122,939

Shareholder equity	460,900,728	476,221,752

Total liabilities and shareholder equity	$569,459,952	$583,760,889

Statements of Income
Three Months Ended on March 31, 2018 and 2019

	3 months	ended on
	Mar 31, 2018	Mar 31, 2019

Product revenue	$41,917,820	$32,905,479
Service revenue	80,450,783	82,454,232

Total revenue	122,368,603	115,359,711

Operations, development	83,968,521	84,571,394
Selling, G & A	22,626,387	20,181,359

Operating expense	106,594,908	104,752,753

Operating income	15,773,695	10,606,958

Other income	5,134,340	5,545,873
Change in unrealized marketable securities gains	(17,648,899)	28,573,418
Other expense	1,872,916	1,801,347

Pre-tax income	1,386,220	42,924,902

State income tax	(241,000)	(360,000)
Federal income tax	(1,195,000)	7,137,000

Income tax	(1,436,000)	6,777,000

Net income	$2,822,220	$36,147,902

Statements of Shareholder Equity
Three Months Ended on March 31, 2018 and 2019

	3 months	ended on
	Mar 31, 2018	Mar 31, 2019

Shareholder equity at beginning	$496,928,250	$460,900,728
Net income	2,822,220	36,147,902
Dividends paid	(23,058,329)	(20,826,878)

Shareholder equity at end	$476,692,141	$476,221,752

Statements of Cash Flow
Three Months Ended on March 31, 2018 and 2019

	3 months	ended on
	Mar 31, 2018	Mar 31, 2019

Net income	$2,822,220	$36,147,902
Depreciation and amortization expense	3,739,378	3,682,434
Loss (gain) on sale of marketable securities	158,091	(1,059,617)
Loss on sale of fixed assets	--	532,297
Change in unrealized marketable securities gains	17,648,899	(28,573,418)
Change in trade receivables, net of reserve	4,628,726	359,923
Change in contract assets, prepaid and other	111,217	(1,657,502)
Change in deferred tax assets	430,153	(503,141)
Change in accounts payable	163,640	(340,887)
Change in taxes payable	425,487	1,190,636
Change in accrued expenses	(7,963,761)	(6,762,717)
Change in deferred revenue	(2,982,356)	263,454
Change in deferred tax liabilities	(4,568,580)	5,863,584
Change in tax reserves	(408,357)	(1,234,157)

Net cash from operations	14,204,757	7,908,791

Purchases of marketable securities	(4,976,750)	(9,674,364)
Sales of marketable securities	15,849,768	9,305,617
Purchases of fixed assets	(3,281,108)	(2,178,555)
Sales of fixed assets	--	6,711,896
Change in other assets	31,599	102,572

Net cash from investing	7,623,509	4,267,166

Dividends paid	(23,058,329)	(20,826,878)

Net cash used in financing	(23,058,329)	(20,826,878)

Net change in cash and equivalents	(1,230,063)	(8,650,921)
Cash and equivalents at beginning	17,436,627	23,095,977

Cash and equivalents at end	$16,206,564	$14,445,056

Notes To Financial Statements

Note 1. Significant Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 included in MEDITECH's Form 10-K filed on January 31, 2019. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

Note 2. Marketable Securities

MEDITECH follows the provisions of ASC 321, Investments - Equity Securities, which requires marketable securities to be recorded at fair value with changes in fair value recorded through the Income Statement.

MEDITECH follows the provisions of ASC 820-10, Fair Value Measurements and Disclosures, which provides for expanded disclosure and guidelines to determine fair value of assets and liabilities. ASC 820-10 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and are considered Level 1 assets as defined by ASC 820-10. MEDITECH has no elements of other comprehensive income and records the unrealized change in marketable securities gains within the Income Statement. During the first quarter of 2019, said change increased by $24,423,027 from the December 31, 2018 value of $51,469,005 to the March 31, 2019 value of $75,892,032.

The following table indicates the original cost, unrealized pretax gains and losses, and fair market value of MEDITECH's securities. MEDITECH evaluated the unrealized losses as of March 31, 2019 and concluded these were temporary in nature.

	Dec 31, 2018	Mar 31, 2019

Original cost	$217,169,354	$222,748,109
Unrealized pretax gains	62,156,967	78,801,043
Unrealized pretax losses	(10,687,962)	(2,909,011)

Fair market value	$268,638,359	$298,640,141

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH believes the fair value of this investment approximates its March 31, 2019 carrying value.

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

At March 31, 2019, outstanding performance obligations amounted to $133.4 million, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

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

Deferred product revenue was $42.9 million and $45.1 million at December 31, 2018 and March 31, 2019 respectively. During the quarter a total of $10.9 million was removed and recognized as revenue when specific events were completed. Also, Contract Assets were $5.9 million and $7.4 million at December 31, 2018 and March 31, 2019 respectively.

Note 5. Leases

MEDITECH follows the provisions of ASC 842, Leases, which requires improved disclosure on timing and uncertainties of cash flow arising from leases. MEDITECH owns all 9 facilities it occupies, containing 1.6 million square feet of office space. MEDITECH occupies 78% of the space and the remainder is leased to various tenants. All are operating leases. Related operating expenses are allocated based on square footage ratio of leased to MEDITECH space. The length of MEDITECH's lease agreements vary and may include a rent-free period, extension options, or escalated lease payment. There are no agreements with termination options or variable payments dependent on outside variables. MEDITECH recognizes lease income and related brokerage fees on a straight-line basis for all agreements. MEDITECH will not consider a lease extended until an amendment is signed by both parties, at which point it is accounted for as a new lease.

When a lease agreement is entered into between MEDITECH (lessor) and another party (lessee), the agreement may include non-lease components, being services such as cleaning, utilities, security and grounds maintenance. The company does not separate the lease and non-lease components and treats all as a single lease component. In all cases there is a provision that requires the lessee to pay a proportional share of real estate taxes on a quarterly basis over and above the base year of the lease. Such costs are considered variable and a reimbursement of costs MEDITECH has paid, which are expensed as incurred.

MEDITECH does not lease space for it's own use, nor does it lease other property and equipment in its operations. All contracts the company has with vendors are reviewed annually for identification of lease components and none exist.

Quarterly lease income was $2,105,204 and $1,978,839 for the 3 months ended on March 31, 2018 and March 31, 2019 respectively. Such income is included within Other Income for financial reporting purpose. Cash Flow projections through the end of all outstanding lease terms for properties currently under lease commitment at March 31, 2019 is as follows:

Year	Cash Flow

2019	8,370,000
2020	7,652,000
2021	4,658,000
2022	3,152,000
2023	1,499,000
After	336,000

Investments in Operating leases are as follows at March 31, 2019:

Building and Office Space, at cost	$54,657,762
Lease Origination Costs	1,018,770
Accumulated Depreciation	(22,406,436)
Allowance for credit loss	0

Net Investment in Operating Leases	$33,270,096

Lease disclosure will be impacted by the pending sale of one building that represents 59% of cash flows and 37% of net investment. Reference Note 9.

Note 6. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. They also relate to the increase in fair market value over the cost basis of marketable securities. Tax reserves relate to the uncertainty of state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2016 through 2018 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

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

	3 months	ended on
	Mar 31, 2018	Mar 31, 2019

Net income	$2,822,220	$36,147,902
Average number of shares	37,190,854	37,190,854
Earnings per share	$0.08	$0.97

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

	3 months	ended on
	Mar 31, 2018	Mar 31, 2019

United States	88%	88%
Canada	10%	10%
All others	2%	2%

Note 9. Subsequent Event

On April 17, 2019 MEDITECH executed an agreement to sell one of its nine facilities for $120 million with an after-tax gain of $88 million expected. The proceeds will be invested.

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Mar 31, 2018	Mar 31, 2019	Change

Total revenue	$122,368,603	$115,359,711	(5.7%)
Operating income	15,773,695	10,606,958	(32.8%)
Net income	2,822,220	36,147,902
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.08	$0.97
Cash dividends per share	$0.62	$0.56	(10%)

Product revenue decreased by $9.0 million or 21.5% due to the prior year's delays in product bookings. Service revenue increased by $2.0 million due primarily to better customer retention. The resultant total revenue decreased by $7.0 million.

Operating expense decreased by $1.8 million or 1.7% due primarily to a reduction of staff related expenses. The resultant operating income decreased by $5.2 million.

Other income increased $0.4 million. Change in unrealized marketable securities gains increased $46.2 million. Other expenses decreased by $0.1 million. The resultant pre-tax income increased by $41.5 million.

MEDITECH's effective tax rate increased to 15.8% due primarily to the period's increase in unrealized marketable securities gains. Net income increased by $33.3 million also due primarily to the period's increase in unrealized marketable securities gains.

Financial Condition	Dec 31, 2018	Mar 31, 2019

Working capital	$261,462,548	$289,760,501
Total assets	569,459,952	583,760,889
Total liabilities	108,559,224	107,539,137
Shareholder equity	460,900,728	476,221,752
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$12.39	$12.80

Accrued expenses decreased by $6.8 million during the period due primarily to the payment of $15.0 million in bonuses applicable to 2018 offset by the accrual of $4.0 million in bonus expenses applicable to 2019. Effective 2019 health insurance is self-insured and accrued expenses increased $3.9 million. This reflects the timing differences of claims billings for payment under the plan.

At March 31, 2019 MEDITECH's cash, cash equivalents and marketable securities totaled $313.1 million. Marketable securities consisted of preferred and common equities. For the first three months of 2019 cash flow from operations was $7.9 million, cash flow from investing was $4.3 million and cash flow used in financing was $20.8 million. The $20.8 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period. MEDITECH has no long-term debt. Shareholder equity at March 31, 2019 was $476.2 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at March 31, 2019 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 1st quarter of 2019. However, during the 1st quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions 28,222 shares in February at $44 per share and 17,362 shares in March at $44 per share for a total of $2,005,696.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

The Annual Meeting of Shareholders of Medical Information Technology, Inc. was held at its corporate offices, 1 Constitution Way, Foxborough, Massachusetts, on Monday, April 22, 2019. On the March 22, 2019 record date there were a total of 37,190,854 shares of MEDITECH's common stock, par value $1.00 per share outstanding. A total of 36,138,179 shares or 97.2% of the outstanding shares, constituting a quorum, were represented at the meeting by proxy or in person by ballot.

The following six directors of MEDITECH were elected to serve until the 2019 Annual Meeting and thereafter until their successors are chosen and qualified, with votes cast as follows:

Name of Nominee	For	Withheld

A. Neil Pappalardo	34,131,821	2,006,858
Lawrence A. Polimeno	34,125,203	2,013,476
Howard Messing	34,124,485	2,014,194
Barbara A. Manzolillo	36,092,791	45,888
Edward B. Roberts	35,771,437	367,248
Stuart N. Lefthes	34,124,354	2,014,325

The proposal to ratify the selection of Wolf & Company, P.C. as MEDITECH's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2019 was approved, with 33,975,642 shares in favor, 830 shares against and 2,162,207 shares abstaining.

At the following Board Meeting the Directors elected Michelle I. O'Connor as President and Chief Operating Officer of MEDITECH effective immediately. Howard Messing remains Chief Executive Officer. Ms. O'Connor is 53 years old. She has been the Executive Vice President and Chief Operating Officer since 2016, was Executive Vice President of Product Development prior to that, and has been with MEDITECH since 1988.

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

Medical Information Technology, Inc.
(Registrant)

April 30, 2019
(Date)

Howard Messing, Chief Executive Officer
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)