Form 10-Q
period 2019-06-30
Medical Information Technology, Inc.
filed 2019-07-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2019

0-28092
(Commission file number)

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State of Incorporation)

04-2455639
(IRS Employer Identification Number)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at June 30, 2019.

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

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2018 and June 30, 2019

	Dec 31, 2018	Jun 30, 2019

Cash and equivalents	$23,095,977	$9,087,737
Marketable securities	268,638,359	306,937,267
Trade receivables, net of reserve	36,760,812	35,076,571
Contract assets, prepaid and other	12,077,935	13,083,448

Current assets	340,573,083	364,185,023

Computer equipment	13,979,609	12,369,584
Furniture and fixtures	92,804,040	91,567,476
Buildings	240,288,774	240,230,574
Land	40,959,230	33,717,577
Accumulated depreciation	(175,832,443)	(176,912,496)

Fixed assets	212,199,210	200,972,715

Other assets	8,430,515	7,960,260
Deferred tax assets	8,257,144	9,085,455

Total assets	$569,459,952	$582,203,453

Accounts payable	$701,524	$374,986
Taxes payable	1,825,528	2,293,588
Accrued expenses	23,916,832	22,897,440
Deferred revenue	52,666,651	49,722,867

Current liabilities	79,110,535	75,288,881

Deferred tax liabilities	12,409,407	19,346,199
Tax reserves	17,039,282	15,858,424

Total liabilities	108,559,224	110,493,504

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2018 and 2019	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	300,801,915	311,611,136

Shareholder equity	460,900,728	471,709,949

Total liabilities and shareholder equity	$569,459,952	$582,203,453

Statements of Income
Three and Six Months Ended on June 30, 2018 and 2019

	3 months	ended on	6 months	ended on
	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019

Product revenue	$44,449,399	$37,590,999	$86,367,219	$70,496,478
Service revenue	80,573,783	82,363,866	161,024,566	164,818,098

Total revenue	125,023,182	119,954,865	247,391,785	235,314,576

Operations, development	83,449,544	83,137,671	167,418,065	167,709,065
Selling, G & A	23,575,093	21,738,523	46,201,480	41,919,882

Operating expense	107,024,637	104,876,194	213,619,545	209,628,947

Operating income	17,998,545	15,078,671	33,772,240	25,685,629

Other income	10,440,652	5,561,295	15,574,992	11,107,168
Change in unrealized securities gains	1,343,455	1,748,292	(16,305,444)	30,321,710
Other expense	1,715,977	1,670,183	3,588,893	3,471,530

Pre-tax income	28,066,675	20,718,075	29,452,895	63,642,977

State income tax	278,000	716,000	37,000	356,000
Federal income tax	3,662,000	3,687,000	2,467,000	10,824,000

Income tax	3,940,000	4,403,000	2,504,000	11,180,000

Net income	$24,126,675	$16,315,075	$26,948,895	$52,462,977

Statements of Shareholder Equity
Six Months Ended on June 30, 2018 and 2019

	6 months	ended on
	Jun 30, 2018	Jun 30, 2019

Shareholder equity at beginning of period	$496,928,250	$460,900,728
Net income	26,948,895	52,462,977
Dividends paid	(46,116,658)	(41,653,756)

Shareholder equity at end of period	$477,760,486	$471,709,949

Statements of Cash Flow
Six Months Ended on June 30, 2018 and 2019

	6 months	ended on
	Jun 30, 2018	Jun 30, 2019

Net income	$26,948,895	$52,462,977
Depreciation and amortization expense	7,484,601	7,098,394
Loss (gain) on sale of marketable securities	199,924	(1,578,402)
Loss (gain) on sale of fixed assets	(5,051,454)	532,297
Change in unrealized securities gains	16,305,444	(30,321,710)
Change in trade receivables, net of reserve	(953,996)	1,684,241
Change in contract assets, prepaid and other	(18,585)	(1,005,513)
Change in deferred tax assets	591,269	(828,311)
Change in accounts payable	35,225	(326,538)
Change in taxes payable	(2,006,804)	468,060
Change in accrued expenses	(305,086)	(1,019,392)
Change in deferred revenue	(326,276)	(2,943,784)
Change in deferred tax liabilities	(4,384,673)	6,936,792
Change in tax reserves	(836,721)	(1,180,858)

Net cash from operations	37,681,763	29,978,253

Purchases of marketable securities	(4,976,750)	(26,585,470)
Sales of marketable securities	18,837,843	20,186,674
Purchases of fixed assets	(7,594,923)	(2,834,842)
Sales of fixed assets	8,238,158	6,711,896
Change in other assets	22,919	189,005

Net cash from (used in) investing	14,527,247	(2,332,737)

Dividends paid	(46,116,658)	(41,653,756)

Net cash used in financing	(46,116,658)	(41,653,756)

Net change in cash and equivalents	6,092,352	(14,008,240)
Cash and equivalents at beginning of period	17,436,627	23,095,977

Cash and equivalents at end of period	$23,528,979	$9,087,737

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

Note 2. Marketable Securities

MEDITECH follows the provisions of ASC 321, Investments - Equity Securities, which requires marketable securities to be recorded at fair value and records the unrealized change in marketable securities gains within the income statement.

MEDITECH follows the provisions of ASC 820-10, Fair Value Measurements and Disclosures, which provides for expanded disclosure and guidelines to determine fair value of assets and liabilities. ASC 820-10 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and are considered Level 1 assets as defined by ASC 820-10. MEDITECH has no elements of other comprehensive income. During the first six months of 2019, said change increased by $29,004,052 from the December 31, 2018 value of $51,469,005 to the June 30, 2019 value of $80,473,057.

The following table indicates the original cost, unrealized pretax gains and losses, and fair market value of MEDITECH's securities.

	Dec 31, 2018	Jun 30, 2019

Original cost	$217,169,354	$226,464,210
Unrealized pretax gains	62,156,967	83,246,838
Unrealized pretax losses	(10,687,962)	(2,773,781)

Fair market value	$268,638,359	$306,937,267

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH believes the fair value of this investment approximates its June 30, 2019 carrying value.

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

MEDITECH considers software fees and related implementation fees together as a single performance obligation and classifies it as product revenue within the income statement. Such revenue is recognized over time with the transfer of promised goods and services to the customer. MEDITECH considers post-implementation support fees as a separate performance obligation and classifies it as service revenue within the income statement. Such revenue is recognized over time as the related services are rendered.

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

At June 30, 2019, outstanding performance obligations amounted to $209.9 million, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

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

Deferred product revenue was $42.9 million and $38.8 million at December 31, 2018 and June 30, 2019 respectively. During the first six months a total of $17.7 million was removed and recognized as revenue when specific events were completed. Also, Contract Assets were $5.9 million and $7.3 million at December 31, 2018 and June 30, 2019 respectively.

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

MEDITECH does not lease space for its own use, nor does it lease other property and equipment in its operations. All contracts the company has with vendors are reviewed annually for identification of lease components and none exist.

Quarterly lease income was $2.1 million and $1.9 million for the 3 months ended on June 30, 2018 and 2019 respectively. Such income is included within Other Income for financial reporting purpose. Cash Flow projections through the end of all outstanding lease terms for properties currently under lease commitment at June 30, 2019 is as follows:

Year	Cash Flow

2019	8,405,000
2020	7,662,000
2021	4,658,000
2022	3,152,000
2023	1,508,000
After	355,000

Investments in Operating leases are as follows at June 30, 2019:

Building and Office Space, at cost	$54,657,762
Lease Origination Costs	930,931
Accumulated Depreciation	(22,707,671)
Allowance for credit loss	0

Net Investment in Operating Leases	$32,881,022

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

	3 months	ended on	6 months	ended on
	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019

Net income	$24,126,675	$16,315,075	$26,948,895	$52,462,977
Average number of shares	37,190,854	37,190,854	37,190,854	37,190,854
Earnings per share	$0.65	$0.44	$0.72	$1.41

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

	3 months	ended on	6 months	ended on
	Jun 30, 2018	Jun 30, 2019	Jun 30, 2018	Jun 30, 2019

United States	86%	87%	87%	87%
Canada	12%	11%	11%	11%
All others	2%	2%	2%	2%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2018	Jun 30, 2019	Change

Total revenue	$125,023,182	$119,954,865	(4.1%)
Operating income	17,998,545	15,078,671	(16.2%)
Net income	24,126,675	16,315,075	(32.4%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.65	$0.44	(32.4%)
Cash dividends per share	$0.62	$0.56	(9.7%)

Product revenue decreased by $6.9 million or 15.4% due primarily to a lower backlog. Service revenue increased by $1.8 or 2.2% due primarily to more customers becoming live. The resultant total revenue decreased by $5.1 million.

Operating expense decreased by $2.1 million or 2.0% due primarily to a reduction of staff related expenses. The resultant operating income decreased by $2.9 million.

Other income decreased $4.9 million due primarily to the prior year's sale of a building. Change in unrealized marketable securities gains increased $0.4 million. Other expenses decreased a nominal amount. The resultant pre-tax income decreased by $7.3 million.

MEDITECH's effective tax rate increased from 14.0% to 21.3%. Net income decreased $7.8 million also due primarily to the prior year's sale of a building.

Operating	6 months	ended on	Percent
Results	Jun 30, 2018	Jun 30, 2019	Change

Total revenue	$247,391,785	$235,314,576	(4.9%)
Operating income	33,772,240	25,685,629	(23.9%)
Net income	26,948,895	52,462,977	94.7%
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.72	$1.41	94.7%
Cash dividends per share	$1.24	$1.12	(9.7%)

Product revenue decreased by $15.9 million or 18.4% due primarily to a lower backlog. Service revenue increased by $3.8 million or 2.4% due primarily to more customers becoming live. The resultant total revenue decreased by $12.1 million.

Operating expense decreased by $4.0 million or 1.9% due primarily to a reduction of staff related expenses. The resultant operating income decreased by $8.1 million.

Other income decreased $4.5 million due primarily to the prior year's sale of a building. Change in unrealized marketable securities gains increased $46.6 million. Other expenses decreased $0.1 million. The resultant pre-tax income increased by $34.2 million.

MEDITECH's effective tax rate increased from 8.5% to 17.6% due primarily to the change in unrealized marketable securities gains. Net income increased $25.5 million due primarily to the change in unrealized marketable securities gains.

Financial Condition	Dec 31, 2018	Jun 30, 2019

Working capital	$261,462,548	$288,896,142
Total assets	569,459,952	582,203,453
Total liabilities	108,559,224	110,493,504
Shareholder equity	460,900,728	471,709,949
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$12.39	$12.68

Accrued bonus expenses decreased by $5.5 million during the period due to the payment of $15.0 million in bonuses applicable to 2018 offset by the accrual of $9.5 million in bonus expenses applicable to 2019. Self-insured health insurance expenses decreased $0.7 million during the period reflecting the timing difference of claims billings for payment. Other components of accrued expenses increased during the period for a net decrease of $1.0 million.

At June 30, 2019 MEDITECH's cash, cash equivalents and marketable securities totaled $316.0 million. Marketable securities consisted of preferred and common equities. For the first six months of 2019 cash flow from operations was $30.0 million, cash flow used in investing was $2.3 million and cash flow used in financing was $41.7 million. The $41.7 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period. MEDITECH has no long-term debt. Shareholder equity at June 30, 2019 was $471.7 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at June 30, 2019 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 2nd quarter of 2019. However, during the 2nd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions 8,794 shares in April at $44 per share, 8,630 shares in May at $44 per share and 21,792 shares in June at $44 per share for a total of $1,725,504.

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

July 31, 2019
(Date)

Howard Messing, Chief Executive Officer
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)