Form 10-Q
period 2019-09-30
Medical Information Technology, Inc.
filed 2019-10-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

0-28092
(Commission file number)

Medical Information Technology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts
(State of Incorporation)

04-2455639
(IRS Employer Identification Number)

Meditech Circle, Westwood, MA
(Address of Principal Executive Offices)

02090
(Zip Code)

781-821-3000
(Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revisited financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at September 30, 2019.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2018 and September 30, 2019

	Dec 31, 2018	Sep 30, 2019

Cash and equivalents	$23,095,977	$59,815,535
Marketable securities	268,638,359	393,533,838
Trade receivables, net of reserve	36,760,812	33,551,137
Contract assets, prepaid and other	12,077,935	13,424,155

Current assets	340,573,083	500,324,665

Computer equipment	13,979,609	12,756,328
Furniture and fixtures	92,804,040	75,892,732
Buildings	240,288,774	190,105,517
Land	40,959,230	26,717,577
Accumulated depreciation	(175,832,443)	(135,587,481)

Fixed assets	212,199,210	169,884,673

Other assets	8,430,515	7,317,865
Deferred tax assets	8,257,144	9,139,729

Total assets	$569,459,952	$686,666,932

Accounts payable	$701,524	$558,370
Taxes payable	1,825,528	21,758,813
Accrued expenses	23,916,832	30,879,029
Deferred revenue	52,666,651	52,610,706

Current liabilities	79,110,535	105,806,918

Deferred tax liabilities	12,409,407	23,618,789
Tax reserves	17,039,282	15,561,864

Total liabilities	108,559,224	144,987,571

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2018 and 2019	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	300,801,915	381,580,548

Shareholder equity	460,900,728	541,679,361

Total liabilities and shareholder equity	$569,459,952	$686,666,932

Statements of Income
Three and Nine Months Ended on September 30, 2018 and 2019

	3 months	ended on	9 months	ended on
	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019

Product revenue	$38,142,722	$39,045,234	$124,509,941	$109,541,712
Service revenue	80,966,214	82,159,783	241,990,780	246,977,881

Total revenue	119,108,936	121,205,017	366,500,721	356,519,593

Operations, development	83,699,508	81,867,771	251,117,573	249,576,836
Selling, G & A	21,225,156	26,454,912	67,426,636	68,374,794

Operating expense	104,924,664	108,322,683	318,544,209	317,951,630

Operating income	14,184,272	12,882,334	47,956,512	38,567,963

Other income	5,167,096	4,425,791	20,742,088	15,532,959
Gain on sale of property	0	88,948,907	0	88,948,907
Change in unrealized securities gains	4,985,824	13,393,010	(11,319,620)	43,714,720
Other expense	1,810,355	1,611,752	5,399,248	5,083,282

Pre-tax income	22,526,837	118,038,290	51,979,732	181,681,267

State income tax	(16,000)	5,198,000	21,000	5,554,000
Federal income tax	3,379,000	22,044,000	5,846,000	32,868,000

Income tax	3,363,000	27,242,000	5,867,000	38,422,000

Net income	$19,163,837	$90,796,290	$46,112,732	$143,259,267

Statements of Shareholder Equity
Nine Months Ended on September 30, 2018 and 2019

	9 months	ended on
	Sep 30, 2018	Sep 30, 2019

Shareholder equity at beginning of period	$496,928,250	$460,900,728
Net income	46,112,732	143,259,267
Dividends paid	(69,174,988)	(62,480,634)

Shareholder equity at end of period	$473,865,994	$541,679,361

Statements of Cash Flow
Nine Months Ended on September 30, 2018 and 2019

	9 months	ended on
	Sep 30, 2018	Sep 30, 2019

Net income	$46,112,732	$143,259,267
Depreciation and amortization expense	11,111,790	10,405,170
Loss (gain) on sale of marketable securities	272,229	(2,598,283)
Loss (gain) on sale of fixed assets	(5,051,454)	(88,416,610)
Change in unrealized securities gains	11,319,620	(43,714,720)
Change in trade receivables, net of reserve	5,742,210	3,209,675
Change in contract assets, prepaid and other	1,858,710	(1,346,221)
Change in deferred tax assets	745,983	(882,585)
Change in accounts payable	302,119	(143,154)
Change in taxes payable	(3,139,604)	19,933,285
Change in accrued expenses	5,360,103	6,962,197
Change in deferred revenue	(3,843,927)	(55,945)
Change in deferred tax liabilities	(3,848,739)	11,209,382
Change in tax reserves	(1,166,431)	(1,477,418)

Net cash from operations	65,775,341	56,344,040

Purchases of marketable securities	(9,302,511)	(127,699,359)
Sales of marketable securities	25,274,768	49,116,883
Purchases of fixed assets	(9,767,791)	(4,556,569)
Sales of fixed assets	8,238,158	125,163,796
Change in other assets	(104,702)	831,401

Net cash from investing	14,337,922	42,856,152

Dividends paid	(69,174,988)	(62,480,634)

Net cash used in financing	(69,174,988)	(62,480,634)

Net change in cash and equivalents	10,938,275	36,719,558
Cash and equivalents at beginning of period	17,436,627	23,095,977

Cash and equivalents at end of period	$28,374,902	$59,815,535

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

MEDITECH follows the provisions of ASC 820-10, Fair Value Measurements and Disclosures, which provides for expanded disclosure and guidelines to determine fair value of assets and liabilities. ASC 820-10 applies whenever other standards require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. MEDITECH's marketable securities represent assets measured at fair value on a recurring basis, and are considered Level 1 assets as defined by ASC 820-10. MEDITECH has no elements of other comprehensive income. During the first nine months of 2019, said change increased by $46,776,897 from the December 31, 2018 value of $51,469,005 to the September 30, 2019 value of $98,245,902.

The following table indicates the original cost, unrealized pretax gains and losses, and fair market value of MEDITECH's securities.

	Dec 31, 2018	Sep 30, 2019

Original cost	$217,169,354	$295,287,936
Unrealized pretax gains	62,156,967	101,459,671
Unrealized pretax losses	(10,687,962)	(3,213,769)

Fair market value	$268,638,359	$393,533,838

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH believes the fair value of this investment approximates its September 30, 2019 carrying value.

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

At September 30, 2019, outstanding performance obligations amounted to $176.3 million, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

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

Deferred product revenue was $42.9 million and $39.8 million at December 31, 2018 and September 30, 2019 respectively. During the first nine months a total of $22.1 million was removed and recognized as revenue when specific events were completed. Also, Contract Assets were $5.9 million and $10.4 million at December 31, 2018 and September 30, 2019 respectively.

Note 5. Leases

On September 19, 2019 MEDITECH sold property including a building, land, furniture, fixtures and equipment for $120 million and recorded a gain of $88.9 million within the Statement of Income. Note that the terms of the sale allow MEDITECH to hold a small short term lease until its staff can be relocated. Prior to the sale, the property was a mixed use facility with the majority of space available for lease. Accordingly, the following disclosures have been updated to reflect the sale.

MEDITECH follows the provisions of ASC 842, Leases, which requires improved disclosure on timing and uncertainties of cash flow arising from leases. MEDITECH owns all 8 facilities it occupies, containing 1.1 million square feet of office space. MEDITECH occupies 87% of the space and the remainder is leased to various tenants. All are operating leases. Related operating expenses are allocated based on square footage ratio of leased to MEDITECH space. The length of MEDITECH's lease agreements vary and may include a rent-free period, extension options, or escalated lease payment. There are no agreements with termination options or variable payments dependent on outside variables. MEDITECH recognizes lease income and related brokerage fees on a straight-line basis for all agreements. MEDITECH will not consider a lease extended until an amendment is signed by both parties, at which point it is accounted for as a new lease.

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

MEDITECH does not lease other property and equipment in its operations. All contracts the company has with vendors are reviewed annually for identification of lease components and none exist.

Lease income was $6.4 million and $4.0 million for the 9 months ended on September 30, 2018 and 2019 respectively. Such income is included within Other Income for financial reporting purpose. Cash Flow projections through the end of all outstanding lease terms for properties currently under lease commitment at September 30, 2019 is as follows:

Year	Cash Flow

2019	7,375,000
2020	4,058,000
2021	1,454,000
2022	222,000
2023	44,000
After	0

Investments in Operating leases are as follows at September 30, 2019:

Building and Office Space, at cost	$28,951,486
Lease Origination Costs	262,501
Accumulated Depreciation	(9,216,645)

Net Investment in Operating Leases	$19,997,342

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

	3 months	ended on	9 months	ended on
	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019

Net income	$19,163,837	$90,796,290	$46,112,732	$143,259,267
Average number of shares	37,190,854	37,190,854	37,190,854	37,190,854
Earnings per share	$0.52	$2.44	$1.24	$3.85

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

	3 months	ended on	9 months	ended on
	Sep 30, 2018	Sep 30, 2019	Sep 30, 2018	Sep 30, 2019

United States	87%	87%	87%	87%
Canada	11%	11%	11%	11%
All others	2%	2%	2%	2%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2018	Sep 30, 2019	Change

Total revenue	$119,108,936	$121,205,017	1.8%
Operating income	14,184,272	12,882,334	(9.2%)
Net income	19,163,837	90,796,290	473.8%
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.52	$2.44	473.8%
Cash dividends per share	$0.62	$0.56	(9.7%)

Product revenue increased by $0.9 million or 2.4% due primarily to a higher backlog. Service revenue increased by $1.2 million or 1.5% due primarily to more customers becoming live. The resultant total revenue increased by $2.1 million.

Operating expense increased by $3.4 million or 3.2% due primarily to $3.0 million more accrued for the Profit Sharing Trust. The resultant operating income decreased by $1.3 million.

Other income increased $88.2 million due primarily to the sale of a building. Change in unrealized marketable securities gains increased $8.4 million. Other expenses decreased a nominal $0.2 million. The resultant pre-tax income increased by $95.5 million.

MEDITECH's effective tax rate increased from 14.9% to 23.1%. Net income increased $71.6 million due primarily to the sale of a building.

Operating	9 months	ended on	Percent
Results	Sep 30, 2018	Sep 30, 2019	Change

Total revenue	$366,500,721	$356,519,593	(2.7%)
Operating income	47,956,512	38,567,963	(19.6%)
Net income	46,112,732	143,259,267	310.7%
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$1.24	$3.85	310.7%
Cash dividends per share	$1.24	$1.12	(9.7%)

Product revenue decreased by $15.0 million or 12.0% due primarily to a lower backlog. Service revenue increased by $5.0 million or 2.1% due primarily to more customers becoming live. The resultant total revenue decreased by $10.0 million.

Operating expense decreased by $0.6 million or 0.2% due primarily to a reduction of staff related expenses. The resultant operating income decreased by $9.4 million.

Other income increased $83.7 million due primarily to the sale of a building. Change in unrealized marketable securities gains increased $55.0 million. Other expenses decreased by a nominal $0.3 million. The resultant pre-tax income increased by $129.7 million.

MEDITECH's effective tax rate increased from from 11.3% to 21.1% and net income increased by $97.1 million, both due primarily to the gain realized on the sale of a building and the change in unrealized marketable securities gains.

Financial Condition	Dec 31, 2018	Sep 30, 2019

Working capital	$261,462,548	$394,517,747
Total assets	569,459,952	686,666,932
Total liabilities	108,559,224	144,987,571
Shareholder equity	460,900,728	541,679,361
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$12.39	$14.56

Accrued bonus expenses increased by $3.3 million during the period due to the payment of $15.0 million in bonuses applicable to 2018 offset by the accrual of $18.3 million in bonus expenses applicable to 2019. Self-insured health insurance expenses increased $0.9 million during the period reflecting the timing difference of claims billings for payment.

At September 30, 2019 MEDITECH's cash, cash equivalents and marketable securities totaled $453.3 million. Marketable securities consisted of preferred and common equities. For the first nine months of 2019 cash flow from operations was $56.3 million, cash flow from investing was $42.9 million and cash flow used in financing was $62.5 million. The $62.5 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period. MEDITECH has no long-term debt. Shareholder equity at September 30, 2019 was $541.7 million. Management anticipates additions to fixed assets will continue, including new facilities and computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at September 30, 2019 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

There have been no material changes from the risk factors disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3rd quarter of 2019. However, during the 3rd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions 450 shares in July at $44 per share, 7,929 shares in August at $44 per share and 6,360 shares in September at $44 per share for a total of $648,516.

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

October 31, 2019
(Date)

Howard Messing, Chief Executive Officer
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)