Form 10-K
period 2019-12-31
Medical Information Technology, Inc.
filed 2020-01-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at December 31, 2019.

Part I

Item 1 - Business

COMPANY OVERVIEW

Medical Information Technology, Inc. (MEDITECH) was founded in 1969 to develop, manufacture, license and support computer software products for the hospital market. For 2019 combined product and service revenue was $493.8 million, operating income was $64.5 million and net income was $180.2 million. Product bookings were $189.0 million and the resultant year-end product backlog was $181.7 million. By year-end MEDITECH had 3,531 staff members, and about 2,200 active healthcare sites throughout the United States, Canada and the United Kingdom.

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

STAFF ORGANIZATION

MEDITECH is organized into functional units grouped around product development, sales and marketing, implementation, customer service, accounting and facility operations. MEDITECH staff work in eight company owned facilities - six in the greater Boston area, one in Atlanta and one in the Minneapolis area.

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

HCA-THE HEALTHCARE COMPANY

HCA-The Healthcare Company utilizes a MEDITECH clinical information system in over 200 hospitals and has been MEDITECH's largest customer for many years. HCA represented 7% of MEDITECH revenues in 2019.

COMPETITION

The market for healthcare information systems is subject to the technological imperative. Accordingly, MEDITECH has a completely integrated set of application products, implements them successfully, provides ongoing maintenance including updates and continues the developmental process. MEDITECH's competitors who make similar claims include Epic, Cerner and Allscripts. In addition, there are competitors for components of MEDITECH's offerings. MEDITECH does not offer the breadth of products and services which some of the competition offers nor does some of the competition offer what MEDITECH offers. MEDITECH focuses exclusively on the healthcare information system software market and believes it competes favorably in this market.

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

Item 1B - Unresolved Staff Comments

None.

Item 2 - Properties

At year-end 2019 MEDITECH owned 8 facilities containing almost 1.1 million square feet of office space, all being well maintained Class A properties, 6 in the greater Boston area, 1 in Atlanta and 1 in the Minneapolis area. MEDITECH occupies 87% of the space and the remainder is leased to various tenants. MEDITECH has adequate space for its reasonable needs in the near future.

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

During 2019 MEDITECH did not repurchase any of its shares of common stock. However, during 2019 the MEDITECH Profit Sharing Trust purchased 134,228 shares at $44.00 per share from existing shareholders in individual private transactions for an aggregate consideration of $5,906,032.

During 2019 no shares of MEDITECH common stock were offered or sold to staff members pursuant to the 2004 Stock Purchase Plan. At December 31, 2019, there were 1,837 shareholders of MEDITECH's common stock and 37,190,854 shares outstanding. MEDITECH has paid quarterly cash dividends continuously since 1980 and such annual Dividends paid per share during the last five years are set forth within the table in Item 6.

Item 6 - Selected Financial Data

MEDITECH's financial statements are presented in this 10-K. Selected financial data for the past 5 years ended December 31 are as follows:

	2015	2016	2017	2018	2019

Full Year Operations:
Total revenue	$475,525,581	$462,256,468	$480,903,895	$488,188,746	$493,844,632
Operating income	67,128,626	69,891,192	63,981,134	64,767,273	64,479,662
Net income	70,066,792	72,890,198	77,428,576	56,205,796	180,157,193
Average shares	37,167,937	37,190,854	37,190,854	37,190,854	37,190,854
Net income/share	$1.88	$1.96	$2.08	$1.51	$4.84
Year End Position:
Total assets	$652,479,642	$634,294,572	$619,228,517	$569,459,952	$669,475,349
Total liabilities	114,050,584	110,759,875	122,300,267	108,559,224	111,724,941
Shareholder equity	538,429,058	523,534,697	496,928,250	460,900,728	557,750,408
Shares outstanding	37,190,854	37,190,854	37,190,854	37,190,854	37,190,854
Shareholder equity/share	$14.48	$14.08	$13.36	$12.39	$15.00
Other Financial Data:
Working capital	$341,333,049	$334,995,263	$301,861,999	$261,462,548	$419,987,992
Operating cash flow	79,245,824	62,066,105	65,337,714	90,526,189	46,634,394
Depreciation & amortization	15,277,304	15,009,723	14,433,528	14,396,957	13,344,746
Cash dividends/share	$2.72	$2.48	$2.48	$2.48	$2.24

Item 7 - Management's Discussion and Analysis of Operating Results and Financial Condition

Comparison of Fiscal Years ended December 31, 2018 and 2019:

Total revenue from both existing and new customers increased $5.6 million or 1.2% from $488.2 million in 2018 to $493.8 million in 2019. It was composed of a $9.2 million addition in service revenue due primarily to more customers becoming live, offset by a $3.5 million reduction in product revenue due to initial implementation delays.

Operating expense increased $6.0 million or 1.4% from $423.4 million in 2018 to $429.4 million in 2019 due primarily to $6.0 million more contributed to the Profit Sharing Trust. The resultant operating income decreased $0.3 million or 0.4% from $64.8 million in 2018 to $64.5 million in 2019.

Other income decreased $4.5 million due primarily to lower rental income. Gain on sale of property in 2019 of $88.9 million has no comparison to 2018. The change in unrealized securities gains was a $57.8 million increase in 2019 compared a $23.4 million decrease in 2018. Other expense decreased $1.0 million due primarily to lower rental costs. The resultant pretax income increased $166.4 million from $60.2 million in 2018 to $226.6 million in 2019.

MEDITECH's effective tax rate increased from 6.6% in 2018 to 20.5% in 2019 due primarily to significantly higher income in proportion to credits against taxes. The resultant net income increased $124.0 million from $56.2 million in 2018 to $180.2 million in 2019.

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

Financial Condition:

At December 31, 2019 MEDITECH's cash, cash equivalents and marketable securities totaled $436.6 million. Marketable securities consisted of preferred and common equities. During 2019 cash flow from operations was $46.6 million, cash flow from investing was $28.6 million and cash flow used in financing was $83.3 million. The payment of $83.3 million in dividends to shareholders was the primary use of cash generated by operating and investing activities during this period.

MEDITECH has no long-term debt. Shareholder equity at December 31, 2019 was $557.7 million. During 2019 management expended $5.4 million for updated facilities as well as continued additions of computer systems for product development, sales and marketing, implementation, service and administrative staff. Management believes existing cash, cash equivalents and marketable securities together with funds generated from operations will be sufficient to meet operating and capital expense requirements for the foreseeable future.

Critical Accounting Policies and Estimates:

All of our significant accounting policies are described in the notes to the financial statements included in Item 8 of this report. We believe four of these constitute our most critical policies requiring estimates and judgments by management which are significant in terms of materiality. Reference Note 1(a) for revenue recognition, Note 2 for marketable securities, Note 3 for doubtful account reserve and Notes 4, 8, 13 and 14 for income taxes.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Market risk associated with equity securities is disclosed in Note 2 to the Financial Statements.

Item 8 - Financial Statements and Supplemental Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Medical Information Technology, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medical Information Technology, Inc. (the "Company") as of December 31, 2019, 2018 and 2017, the related statements of income and comprehensive income, shareholder equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Wolf & Company, P.C.
Boston, Massachusetts
January 31, 2020

Balance Sheets
as of December 31, 2017, 2018 and 2019

	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019

Cash and equivalents	$17,436,627	$23,095,977	$14,997,613
Marketable securities	306,086,429	268,638,359	421,554,499
Trade receivables, net of reserve	50,522,946	36,760,812	36,575,028
Contract assets, prepaid and other	12,376,569	12,077,935	14,223,037

Current assets	386,422,571	340,573,083	487,350,177

Computer equipment	14,463,275	13,979,609	13,339,425
Furniture and fixtures	83,719,079	92,804,040	76,135,675
Buildings	250,962,956	240,288,774	190,105,517
Land	43,163,211	40,959,230	26,717,577
Accumulated depreciation	(178,192,159)	(175,832,443)	(138,527,057)

Fixed assets	214,116,362	212,199,210	167,771,137

Other assets	9,466,338	8,430,515	7,193,998
Deferred tax assets	9,223,246	8,257,144	7,160,037

Total assets	$619,228,517	$569,459,952	$669,475,349

Accounts payable	$227,663	$701,524	$211,391
Taxes payable	3,882,391	1,825,528	3,111,878
Accrued expenses	22,831,337	23,916,832	24,327,709
Deferred revenue	57,619,181	52,666,651	39,711,207

Current liabilities	84,560,572	79,110,535	67,362,185

Deferred tax liabilities	19,154,929	12,409,407	26,951,474
Tax reserves	18,584,766	17,039,282	17,411,282

Total liabilities	122,300,267	108,559,224	111,724,941

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2017, 2018 and 2019	37,190,854	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959	122,907,959
Retained income	289,634,133	300,801,915	397,651,595
Unrealized after-tax security gains	47,195,304	-	-

Shareholder equity	496,928,250	460,900,728	557,750,408

Total liabilities and shareholder equity	$619,228,517	$569,459,952	$669,475,349

The accompanying notes are an integral part of these financial statements.

Statements of Income and Comprehensive Income
for the Years Ended December 31, 2017, 2018 and 2019

	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019

Product revenue	$154,802,239	$165,487,109	$161,975,285
Service revenue	326,101,656	322,701,637	331,869,347

Total revenue	480,903,895	488,188,746	493,844,632

Operations, development	328,502,568	334,612,704	332,551,702
Selling, G & A	88,420,193	88,808,769	96,813,268

Operating expense	416,922,761	423,421,473	429,364,970

Operating income	63,981,134	64,767,273	64,479,662

Other income	38,622,542	25,980,379	21,463,262
Gain on sale of property	-	-	88,948,907
Change in unrealized security gains	-	(23,416,834)	57,809,294
Other expense	6,117,897	7,124,656	6,112,326

Pretax income	96,485,779	60,206,162	226,588,799

State income tax (benefit)	3,535,566	(387,076)	7,623,403
Federal income tax	15,521,637	4,387,442	38,808,203

Income tax	19,057,203	4,000,366	46,431,606

Net income	$77,428,576	$56,205,796	$180,157,193

Change in unrealized after-tax security gains	779,211

Comprehensive income	$78,207,787

The accompanying notes are an integral part of these financial statements.

Statements of Shareholder Equity
for the Years Ended December 31, 2017, 2018 and 2019

	Common Stock Paid-in capital	Retained income	Other Comprehensive	Shareholder equity

Balance, December 31, 2016	$160,098,813	$317,019,791	$46,416,093	$523,534,697
Net revenue recognition standard adjustment		(12,580,916)		(12,580,916)
Net income		77,428,576		77,428,576
Change in unrealized after-tax security gains			779,211	779,211
Dividends paid		(92,233,318)		(92,233,318)

Balance, December 31, 2017	$160,098,813	$289,634,133	$47,195,304	$496,928,250
Net income		56,205,796		56,205,796
Dividends paid		(92,233,318)		(92,233,318)
Cumulative effect of accounting change		47,195,304	(47,195,304)	-

Balance, December 31, 2018	$160,098,813	$300,801,915		$460,900,728
Net income		180,157,193		180,157,193
Dividends paid		(83,307,513)		(83,307,513)

Balance, December 31, 2019	$160,098,813	$397,651,595		$557,750,408

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
for the Years Ended December 31, 2017, 2018 and 2019

	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019

Net income	$77,428,576	$56,205,796	$180,157,193
Depreciation and amortization expense	14,433,528	14,396,957	13,344,746
Loss (gain) on sale of marketable securities	(17,464,043)	272,229	(2,945,147)
Loss (gain) on sale of fixed assets	(864,218)	(5,051,454)	(88,416,610)
Change in unrealized securities	-	23,416,834	(57,809,294)
Change in trade receivables, net of reserve	(8,948,463)	13,762,134	185,784
Change in contract assets, prepaid and other	(5,973,753)	298,634	(2,145,102)
Change in deferred tax assets	9,069,958	966,102	1,097,107
Change in accounts payable	5,048	473,861	(490,133)
Change in taxes payable	1,230,324	(2,056,863)	1,286,350
Change in accrued expenses	289,200	1,085,495	410,877
Change in deferred revenue	9,117,378	(4,952,530)	(12,955,444)
Change in deferred tax liabilities	(13,341,414)	(6,745,522)	14,542,067
Change in tax reserves	355,593	(1,545,484)	372,000

Net cash from operating activities	65,337,714	90,526,189	46,634,394

Purchases of marketable securities	(27,705,747)	(11,515,761)	(172,879,796)
Sales of marketable securities	66,146,385	25,274,768	80,718,097
Purchases of fixed assets	(10,375,066)	(14,541,509)	(5,382,609)
Sales of fixed assets	1,867,600	8,238,158	125,163,796
Change in other assets	309,108	(89,177)	955,267

Net cash from investing activities	30,242,280	7,366,479	28,574,755

Dividends paid	(92,233,318)	(92,233,318)	(83,307,513)

Net cash used in financing activities	(92,233,318)	(92,233,318)	(83,307,513)

Net change in cash and equivalents	3,346,676	5,659,350	(8,098,364)
Cash and equivalents at beginning of year	14,089,951	17,436,627	23,095,977

Cash and equivalents at end of year	$17,436,627	$23,095,977	$14,997,613

Supplemental Disclosure:
Cash paid for income taxes	$22,313,039	$15,403,260	$29,057,328
Net revenue recognition standard adjustment	(12,580,916)	-	-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements December 31, 2019

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

At December 31, 2019, outstanding performance obligations amounted to $181.7 million, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

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

Deferred product revenue was $42.9 million and $29.0 million at December 31, 2018 and December 31, 2019 respectively. During the year a total of $32.7 million was removed and recognized as revenue when specific events were completed. Also, Contract Assets were $5.9 million and $8.6 million at December 31, 2018 and December 31, 2019 respectively.

During 2017, 2018 and 2019, additional revenue of $9.1 million, $2.1 million and $4.7 million respectively was claimed based on adoption of the new revenue standard ASC 606 as specific events were attained over time under the new percentage of completion as compared to a point in time using the contract milestone approach previously followed under ASC 985-605.

During 2019 MEDITECH delivered and began installation services on a license agreement for which collectability of substantially all of the consideration was not deemed to be probable at the outset of the arrangement. As a result, MEDITECH did not recognize revenue on delivery of product and installation services amounting to $16.5M. All costs incurred for delivery of product and installation services under this arrangement were expensed as incurred.

(b) Software Development Costs

MEDITECH follows the provisions of ASC 985-20, Accounting for the Costs of Computer Software to Be Sold, Leased or Marketed. ASC 985-20 establishes standards for capitalizing software development costs incurred after technological feasibility of the software development projects is established and the realizability of such capitalized costs through future operations is expected, if such costs become material. MEDITECH's development cost after technological feasibility has been established was immaterial and charged to operations as incurred.

(c) Cash and Equivalents

MEDITECH considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

(d) Common Stock Dividend Policy

MEDITECH's Board of Directors has full discretion regarding the timing and amounts of dividends paid.

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

The following table indicates the original cost, unrealized pretax gains and losses, and fair value of MEDITECH's securities for the three years ended December 31. The change in unrealized after-tax security gains for 2017 have been accounted for within comprehensive income. The change in unrealized pre-tax security gains for 2018 are now reported within the income statement with the adoption of ASU 2016-01 on January 1, 2018.

	2017	2018	2019

Original cost	$227,405,667	$217,169,354	$309,435,273
Unrealized pretax gains	78,907,615	62,156,967	113,038,406
Unrealized pretax losses	(226,853)	(10,687,962)	(919,180)

Fair value	$306,086,429	$268,638,359	$421,554,499

Note 3. Reserve for Doubtful Accounts

The components of the reserve for doubtful accounts for the three years ended December 31 are as follows:

	2017	2018	2019

Reserve at beginning of year	$1,575,000	$1,100,000	$1,100,000
Amounts charged to expense	848,739	44,162	1,143,187
Amounts written off	(1,323,739)	(44,162)	(1,143,187)

Reserve at end of year	$1,100,000	$1,100,000	$1,100,000

Note 4. Deferred Taxes

Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expense for tax purposes. Deferred tax assets consist primarily of prepaid tax on accrued expenses, prepaid tax on deposits, deferred revenues, and Federal benefit for tax reserves. Deferred tax liabilities consist primarily of tax on unrealized pretax gains. The deferred tax assets and liabilities for the three years ended December 31 are as follows:

	2017	2018	2019

Deferred tax assets	$9,223,246	$8,257,144	$7,160,037
Deferred tax liabilities	19,154,929	12,409,407	26,951,474

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

Note 6. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the hospital market which MEDITECH serves. MEDITECH believes the fair value of this investment approximates its December 31, 2019 carrying value.

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

MEDITECH follows the provisions of ASC 350-20-35 Intangibles, Goodwill and Other. MEDITECH annually assesses qualitative factors of its goodwill assets for impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The evaluation assesses all relevant economic, industry, regulatory, and legal facts and circumstances as well as overall performance. If, after assessing the totality of such facts and circumstances, MEDITECH determines that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then no further goodwill impairment testing is necessary. In accordance with ASC 805-10 and ASC 350-20-35, on December 31, 2019, MEDITECH concluded no impairment was needed on a qualitative testing basis. The components of other assets for the three years ended December 31 are as follows:

	2017	2018	2019

Investments	$1,260,054	$1,260,054	$1,284,737
Mortgage notes	130,400	-	-
Goodwill & intangibles	3,577,533	5,985,033	5,828,565
Other	4,498,351	1,185,428	80,696

Other assets	$9,466,338	$8,430,515	$7,193,998

Note 7. Accrued Expenses

The components of accrued expenses for the three years ended December 31 are as follows:

	2017	2018	2019

Accrued bonuses	$15,000,000	$15,000,000	$15,000,000
Accrued vacation	5,115,000	5,260,000	5,100,000
Accrued self insurance	-	252,136	1,039,469
Other	2,716,337	3,404,706	3,188,240

Accrued expenses	$22,831,337	$23,916,832	$24,327,709

Note 8. Tax Reserves

Tax reserves relate to state nexus. Key judgments are reviewed annually and additional adjustments to state nexus were made to reflect current assessments. The years 2016 through 2019 are subject to examination by the IRS, and various years are subject to examination by state tax authorities. MEDITECH accounts for the annual change in tax reserves as part of its provision for income taxes. The components of tax reserves for the three years ended December 31 are as follows:

	2017	2018	2019

Potential tax assessment	$9,362,662	$8,586,336	$11,952,402
Interest and penalties	9,222,104	8,452,946	5,458,880

Tax reserves	$18,584,766	$17,039,282	$17,411,282

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

	2017	2018	2019

Total revenue	$480,903,895	$488,188,746	$493,844,632

United States	88%	87%	88%
Canada	11%	11%	10%
All others	1%	2%	2%

Largest customer	7%	8%	7%

Note 10. Other Income

Other income consists primarily of rents, dividends, interest and realized marketable security activity. The components of other income for the three years ended December 31 are as follows:

	2017	2018	2019

Rents	$7,012,603	$8,459,277	$5,038,467
Dividends	13,078,062	12,004,775	13,259,412
Interest	203,617	737,103	752,533
Security gains (losses)	17,464,043	(272,229)	2,945,147
Fixed asset gains (losses)	864,217	5,051,453	(532,297)

Other income	$38,622,542	$25,980,379	$21,463,262

Note 11. Leases

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

MEDITECH follows the provisions of ASC 842, Leases, which requires improved disclosure on timing and uncertainties of cash flow arising from leases. MEDITECH owns all 8 facilities it occupies, containing 1.1 million square feet of office space. MEDITECH occupies 87% of the space and the remainder is leased to various tenants. All are operating leases. Related operating expense are allocated based on square footage ratio of leased to MEDITECH space. The length of MEDITECH's lease agreements vary and may include a rent-free period, extension options, or escalated lease payment. There are no agreements with termination options or variable payments dependent on outside variables. MEDITECH recognizes lease income and related brokerage fees on a straight-line basis for all agreements. MEDITECH will not consider a lease extended until an amendment is signed by both parties, at which point it is accounted for as a new lease.

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

Lease income was $7.0 million, $8.5 million and $5.0 million for the years ended on December 31, 2017, 2018 and 2019 respectively. Such income is included within Other Income for financial reporting purpose. Cash Flow projections through the end of all outstanding lease terms for properties currently under lease commitment at December 31, 2019 is as follows:

Year	Cash Flow

2020	4,018,000
2021	1,454,000
2022	222,000
2023	44,000
After	0

Investments in Operating leases are as follows at December 31, 2019:

Building and Office Space, at cost	$28,951,486
Lease Origination Costs	216,273
Accumulated Depreciation	(9,376,903)

Net Investment in Operating Leases	$19,790,856

Note 12. Other Expense

Other expense consists primarily of rental costs and charitable contributions. The components of other expense for the three years ended December 31 are as follows:

	2017	2018	2019

Rental costs	$5,267,922	$6,305,610	$5,185,597
Charitable contributions	755,000	735,000	755,000
Other	94,975	84,046	171,729

Other expense	$6,117,897	$7,124,656	$6,112,326

Note 13. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. The current and deferred components of the State and Federal income taxes for the three years ended December 31 are as follows:

	2017	2018	2019

State current	$3,225,483	$443,136	$5,626,874
State deferred	310,083	(830,212)	1,996,529

State income tax	$3,535,566	($387,076)	$7,623,403

Federal current	$20,103,177	$9,336,650	$24,427,084
Federal deferred	(4,581,540)	(4,949,208)	14,381,119

Federal income tax	$15,521,637	$4,387,442	$38,808,203

Note 14. Income Tax

During 2017 the Tax Cut and Jobs Act reduced 2018 corporate tax rate from 35% to 21% requiring adjustment to 2017 deferred taxes. The effective income tax for the three years ended December 31 is as follows:

	2017	2018	2019

Statutory U.S. income tax	$33,770,023	$12,643,294	$47,583.648
State income taxes net of federal benefit	2,298,117	(305,790)	5,718,392
Dividend income and FDII exclusion	(3,868,286)	(1,755,823)	(1,803,486)
Federal R&D tax credit	(4,942,682)	(6,655,571)	(6,825,117)
Tax code revision	(8,818,896)	-	-
Other	618,927	74,256	1,758,169

Income tax	$19.057,203	$4,000,366	$46,431,606

Note 15. Earnings Per Share

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

	2017	2018	2019

Net income	$77,428,576	$56,205,796	$180,157,193
Average number of shares	37,190,854	37,190,854	37,190,854
Earnings per share	$2.08	$1.51	$4.84

Note 16. Comprehensive Income Presentation

Prior to January 1, 2018, MEDITECH followed the provisions of ASU 2011-05, Comprehensive Income, with respect to marketable securities which establishes standards for reporting comprehensive income and its components in financial statements. MEDITECH's Comprehensive income, prior to the adoption of ASU 2016-01, is the total of net income and unrealized after-tax gains or losses on marketable securities classified as available for sale. Results for the year ended December 31, 2017 is as follows:

2017

Unrealized after-tax gains arising during the
period on securities existing at period end	$13,065,056
Unrealized after-tax gains arising before the
period on securities sold during the period	(12,285,845)

Change in unrealized after-tax security gains	$779,211

With the adoption of ASU 2016-01, Financial Instruments, Recognition and Measurement and Disclosure of Financial Assets and Liabilities, which updates certain aspects of recognition, measurement and disclosure of financial instruments, on January 1, 2018, MEDITECH has no elements of other comprehensive income. The unrealized change in marketable securities gains is now recorded within the Income Statement, a presentation change. The primary effect is the inclusion of such fluctuations in the period's earnings per share calculation presented in Note 14. Additionally, there is a change in presentation within Shareholder Equity in the Balance Sheets. Lastly the Statements of Cash Flows will separately report such fluctuations.

At December 31, 2017, net unrealized marketable securities gains amounted to $78.7 million. The after-tax portion originally recorded within equity of $47.2 million was reclassified to retained income on January 1, 2018 upon adoption of ASU 2016-01. Unrealized marketable securities gains decreased $23.4 million during 2018 but increased $57.8 million during 2019.

Note 17. Qualified Profit Sharing Plan

MEDITECH has no obligation for post-employment or post-retirement benefits. MEDITECH maintains a qualified profit sharing plan which provides deferred compensation to substantially all of its staff members. Contributions to the plan are at the discretion of the Board of Directors and may be in the form of cash and shares of MEDITECH stock. The Company has contributed $9 million in cash to the Trust in 2017 and 2018, and $15 million in 2019.

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

Note 19. Supplemental Data

Unaudited operating results by quarter for the three years ended December 31 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2017 Year

Total revenue	$117,152,968	$116,723,292	$121,891,463	$125,136,172	$480,903,895
Operating income	13,249,937	13,246,241	17,215,933	20,269,023	63,981,134
Net income	14,507,354	14,518,974	17,462,909	30,939,339	77,428,576
Net income per share	$0.39	$0.39	$0.47	$0.83	$2.08

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2018 Year

Total revenue	$122,368,603	$125,023,182	$119,108,936	$121,688,025	$488,188,746
Operating income	15,773,695	17,998,545	14,184,272	16,810,761	64,767,273
Net income	2,822,220	24,126,675	19,163,837	10,093,064	56,205,796
Net income per share	$0.08	$0.65	$0.52	$0.27	$1.51

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2019 Year

Total revenue	$115,359,711	$119,954,865	$121,205,017	$137,325,039	$493,844,632
Operating income	10,606,958	15,078,671	12,882,334	25,911,699	64,479,662
Net income	36,147,902	16,315,075	90,796,290	36,897,926	180,157,193
Net income per share	$0.97	$0.44	$2.44	$0.99	$4.84

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Management's Annual Report On Internal Control Over Financial Reporting

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at December 31, 2019 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

MEDITECH's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework (2013 Framework). Based on this assessment, we believe that as of December 31, 2019, MEDITECH's internal control over financial reporting was effective based on said criteria.

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

Item 9B - Other Information

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

All Directors are elected each year at the Annual Meeting of Shareholders. All Officers are elected at the first meeting of the Board following the Annual Meeting of Shareholders and hold office for one year. The positions held by each Director and Officer of MEDITECH on December 31, 2019, are shown below. There are no family relationships among the following persons.

Director or Officer	Age	Position with MEDITECH

A. Neil Pappalardo	77	Chairman and Director
Lawrence A. Polimeno	78	Vice Chairman and Director
Howard Messing	67	Chief Executive Officer and Director
Barbara A. Manzolillo	67	Treasurer, Chief Financial Officer and Director
Edward B. Roberts	84	Director
Stuart N. Lefthes	66	Director
Michelle I. O'Connor	53	President and Chief Operating Officer
Hoda Sayed-Friel	61	Executive Vice President
Helen M. Waters	55	Executive Vice President
Christopher J. Anschuetz	67	Senior Vice President Emeritus
Steven B. Koretz	67	Senior Vice President
Leah L. Farina	52	Vice President
Scott M. Radner	54	Vice President
James W. Merlin	59	Controller and Chief Accounting Officer
Geoffrey W. Smith	55	Vice President

The address of all Officers and Directors is in care of Medical Information Technology, Inc., MEDITECH Circle, Westwood, MA 02090. The following is a description of the business experience during the past five years of each Director and Officer.

A. Neil Pappalardo, the founder and Chairman of MEDITECH, was Chief Executive Officer until 2010, and has been a Director since 1969.

Lawrence A. Polimeno has been the Vice Chairman of MEDITECH since 2002, was President and Chief Operating Officer prior to that, has been a Director since 1985, and has been with MEDITECH since 1969.

Howard Messing has been the Chief Executive Officer of MEDITECH since 2019, was President and Chief Executive Officer prior to that, has been a Director since 2011, and has been with MEDITECH since 1974.

Barbara A. Manzolillo has been the Treasurer and Chief Financial Officer since 1996, was the Treasurer prior to that, has been a Director since 2016, and has been with MEDITECH since 1975.

Edward B. Roberts, co-founder of MEDITECH, is the David Sarnoff Professor of Management of Technology at the Sloan School of Management at the Massachusetts Institute of Technology, and has been a Director since 1969.

Stuart N. Lefthes retired as the Senior Vice President in 2016, has been a Director since 2016, and had been with MEDITECH since 1983.

Michelle I. O'Connor has been the President and Chief Operating Officer since 2019, was Executive Vice President and Chief Operating Officer prior to that, and has been with MEDITECH since 1988.

Hoda Sayed-Friel has been an Executive Vice President since 2012, was a Vice President prior to that, and has been with MEDITECH since 1986.

Helen M. Waters has been an Executive Vice President since 2012, was a Vice President prior to that, and has been with MEDITECH since 1990.

Christopher J. Anschuetz has been a Senior Vice President Emeritus since 2019, was a Senior Vice President prior to that, and has been with MEDITECH since 1975.

Steven B. Koretz has been a Senior Vice President since 2012, was a Vice President prior to that, and has been with MEDITECH since 1982.

Leah L. Farina has been a Vice President since 2010, was a Senior Manager prior to that, and has been with MEDITECH since 1989.

Scott M. Radner has been a Vice President since 2011, was a Senior Manager prior to that, and has been with MEDITECH since 1990.

James W. Merlin has been the Controller and Chief Accounting Officer since 2016, was the Controller prior to that, and has been with MEDITECH since 1986.

Geoffrey W. Smith has been a Vice President since 2018, was a Senior Manager prior to that, and has been with MEDITECH since since 1989.

THE BOARD OF DIRECTORS AND ITS COMMITTEES

The Board of Directors oversees MEDITECH's business and financial activities and monitors the performance of management, but is not involved in the day-to-day operations. The Directors review MEDITECH's performance, processes and controls, key policies, legal and regulatory requirements, ethical conduct and new or unusual transactions. The Directors are actively involved in oversight of business and financial risks which could affect MEDITECH. The Board receives regular quarterly reports from Officers which cover topics such as financial, technological, regulatory and reputation risk. The Directors meet regularly with the CEO, the CFO, other Officers; read reports and other materials; and participate in Board and committee meetings. The Board consists of 6 members. During 2019 the Board held 4 regularly scheduled quarterly meetings and 5 members attended all 4 meetings. Messrs. Roberts and Lefthes are "independent" as defined by the rules of the NYSE and NASDAQ.

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

The Charitable Contribution Committee consists of Messrs. Pappalardo, Polimeno and Messing. This committee meets at least 6 times a year to review the criteria for the year's charitable contribution program, meets and evaluates each organization under consideration and determines the amount to be contributed to each organization for the year. During December 2019 the committee contributed $755,000 to 39 cultural, educational and social service organizations primarily within the greater Boston area.

During 2019 the 2 members of the Board of Directors who were not Officers of MEDITECH received a fee of $7,000 for each quarterly meeting fully attended, with such fee being deemed to also cover any special meetings, conference or committee time, and incidental expenses expended by such directors on behalf of MEDITECH.

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

Name and Position	Year	Salary	Bonus	Deferred	Deferred	Total

Howard Messing	2019	$450,000	$7,584	$95,942	$8,812	$562,338
Chief Executive Officer	2018	450,000	7,645	17,674	9,179	484,498
and Director	2017	432,000	7,790	52,308	3,717	495,815

Barbara A. Manzolillo	2019	$420,000	$7,584	$95,942	$8,812	$532,338
Chief Financial Officer,	2018	420,000	7,645	17,674	9,179	454,498
Treasurer and Director	2017	408,000	7,790	52,308	3,717	471,815

Michelle I. O'Connor	2019	$408,000	$7,584	$68,982	$8,812	$493,378
President and Chief	2018	408,000	7,645	12,327	9,179	437,151
Operating Officer	2017	384,000	7,790	34,486	3,717	429,993

Helen M. Waters	2019	$402,000	$7,584	$75,131	$8,812	$493,527
Executive Vice President	2018	402,000	7,645	13,440	9,179	432,264
Sales and Marketing	2017	384,000	7,790	37,616	3,717	433,123

Hoda Sayed-Friel	2019	$396,000	$7,584	$95,942	$8,812	$508,338
Executive Vice President	2018	396,000	7,645	17,674	9,179	430,498
Strategy and Client Service	2017	384,000	7,790	52,308	3,717	447,815

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2019 with respect to the shares of common stock beneficially owned by each person known by MEDITECH to own more than 5% of MEDITECH's outstanding common stock, each Director of MEDITECH, each Executive Officer named in the Compensation Table and by all Directors and Officers of MEDITECH as a group. The number of shares beneficially owned is determined according to rules of the Securities and Exchange Commission. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power.

Name of	Number of Shares	Percentage
Shareholder,	of Common Stock	of Shares of
Director or Officer	Beneficially Owned	Common Stock

A. Neil Pappalardo*	16,712,211	44.94%
MEDITECH Profit Sharing Trust*	6,796,257	18.27%
Ruderman Group	3,666,040	9.86%
Curtis W. Marble	1,900,000	5.11%
Grossman Group	2,061,144	5.54%
Lawrence A. Polimeno	1,012,621	2.72%
Edward B. Roberts	676,879	1.82%
Howard Messing	405,000	1.09%
Barbara A. Manzolillo	195,000	0.52%
Stuart N. Lefthes	110,800	0.30%
Helen M. Waters	44,200	0.12%
Michelle I. O'Connor	35,000	0.09%
Hoda Sayed-Friel	32,100	0.08%
15 Directors and Officers as a Group*	19,493,711	52.42%

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on MEDITECH's knowledge and review of reports received, all Section 16(a) filing requirements applicable to its Executive Officers, its Directors, the MEDITECH Profit Sharing Trust and greater-than-10% shareholders were satisfied in 2019.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

No additional shares of MEDITECH stock were purchased from MEDITECH by any Director or Officer in 2017, 2018 or 2019.

Item 14 - Principal Accounting Fees and Services

During 2019, audit and non-audit services included auditing MEDITECH's financial statements, reviewing unaudited quarterly financial information, and discussing various accounting, tax, and regulatory matters. Fees paid or to be paid for such services for the three years ended December 31 are as follows:

	2017	2018	2019

Annual audit and quarterly reviews	$305,000	$295,000	$305,000
Audit related to Profit Sharing Trust	24,000	24,600	24,750

	$329,000	$319,600	$329,750

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

There were no reports filed on Form 8-K during the quarter ended December 31, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Information Technology, Inc.
(Registrant)

By: Howard Messing, Chief Executive Officer
(Signature)

By: Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)

January 31, 2020
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2020.

A. Neil Pappalardo, Chairman and Director
(Signature)

Lawrence A. Polimeno, Vice Chairman and Director
(Signature)

Howard Messing, CEO and Director
(Signature)

Edward B. Roberts, Director
(Signature)

Barbara A. Manzolillo, Treasurer, CFO and Director
(Signature)

Stuart N. Lefthes, Director
(Signature)