Form 10-Q
period 2020-03-31
Medical Information Technology, Inc.
filed 2020-04-30
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2020

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at March 31, 2020.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2019 and March 31, 2020

	Dec 31, 2019	Mar 31, 2020

Cash and equivalents	$14,997,613	$22,890,472
Marketable securities	421,554,499	336,356,855
Trade receivables, net of reserve	36,575,028	41,239,997
Contract assets, prepaid and other	14,223,037	20,055,945

Current assets	487,350,177	420,543,269

Computer equipment	13,339,425	14,251,552
Furniture and fixtures	76,135,675	76,256,707
Buildings	190,105,517	190,105,517
Land	26,717,577	26,717,577
Accumulated depreciation	(138,527,057)	(141,657,470)

Fixed assets	167,771,137	165,673,883

Other assets	7,193,998	7,174,387
Deferred tax assets	7,160,037	7,205,150

Total assets	$669,475,349	$600,596,689

Accounts payable	$211,391	$702,269
Taxes payable	3,111,878	4,995,831
Accrued expenses	24,327,709	19,510,726
Deferred revenue	39,711,207	38,317,161

Current liabilities	67,362,185	63,525,987

Deferred tax liabilities	26,951,474	8,914,306
Tax reserves	17,411,282	16,963,034

Total liabilities	111,724,941	89,403,327

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2019 and 2020	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	397,651,595	351,094,549

Shareholder equity	557,750,408	511,193,362

Total liabilities and shareholder equity	$669,475,349	$600,596,689

Statements of Income
Three Months Ended on March 31, 2019 and 2020

	3 months	ended on
	Mar 31, 2019	Mar 31, 2020

Product revenue	$32,905,479	$58,136,197
Service revenue	82,454,232	84,637,064

Total revenue	115,359,711	142,773,261

Operations, development	84,571,394	85,695,489
Selling, G & A	20,181,359	25,692,443

Operating expense	104,752,753	111,387,932

Operating income	10,606,958	31,385,329

Other income	5,545,873	5,411,201
Change in unrealized securities gains	28,573,418	(75,197,644)
Other expense	1,801,347	896,054

Pre-tax income (loss)	42,924,902	(39,297,168)

State income tax (benefit)	(360,000)	(1,759,000)
Federal income tax (benefit)	7,137,000	(11,808,000)

Income tax (benefit)	6,777,000	(13,567,000)

Net income (loss)	$36,147,902	($25,730,168)

Statements of Shareholder Equity
Three Months Ended on March 31, 2019 and 2020

	3 months	ended on
	Mar 31, 2019	Mar 31, 2020

Shareholder equity at beginning	$460,900,728	$557,750,408
Net income (loss)	36,147,902	(25,730,168)
Dividends paid	(20,826,878)	(20,826,878)

Shareholder equity at end	$476,221,752	$511,193,362

Statements of Cash Flow
Three Months Ended on March 31, 2019 and 2020

	3 months	ended on
	Mar 31, 2019	Mar 31, 2020

Net income (loss)	$36,147,902	($25,730,168)
Depreciation and amortization expense	3,682,434	3,130,413
Gain on sale of marketable securities	(1,059,617)	--
Loss on sale of fixed assets	532,297	--
Change in marketable securities	(28,573,418)	75,197,644
Change in trade receivables, net of reserve	359,923	(4,664,969)
Change in contract assets, prepaid and other	(1,657,502)	(5,832,908)
Change in deferred tax assets	(503,141)	(45,113)
Change in accounts payable	(340,887)	490,878
Change in taxes payable	1,190,636	1,883,953
Change in accrued expenses	(6,762,717)	(4,816,983)
Change in deferred revenue	263,454	(1,394,046)
Change in deferred tax liabilities	5,863,584	(18,037,168)
Change in tax reserves	(1,234,157)	(448,248)

Net cash from operations	7,908,791	19,733,285

Purchases of marketable securities	(9,674,364)	--
Sales of marketable securities	9,305,617	10,000,000
Purchases of fixed assets	(2,178,555)	(1,033,159)
Sales of fixed assets	6,711,896	--
Change in other assets	102,572	19,611

Net cash from investing	4,267,166	8,986,452

Dividends paid	(20,826,878)	(20,826,878)

Net cash used in financing	(20,826,878)	(20,826,878)

Net change in cash and equivalents	(8,650,921)	7,892,859
Cash and equivalents at beginning	23,095,977	14,997,613

Cash and equivalents at end	$14,445,056	$22,890,472

Notes To Financial Statements

Note 1. Significant Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 included in MEDITECH's Form 10-K filed on January 31, 2020. The unaudited financial statements presented herein have not been audited by our Independent Registered Public Accounting Firm in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all normal recurring adjustments necessary to present fairly MEDITECH's financial position, operating results and cash flow.

Note 2. Marketable Securities

MEDITECH follows the provisions of ASC 321, Investments - Equity Securities, which requires marketable securities recorded at fair value and the unrealized change in marketable securities recorded within the income statement.

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

The following table indicates the original cost, unrealized pretax gains and losses, and fair market value of MEDITECH's securities.

	Dec 31, 2019	Mar 31, 2020

Original cost	$309,435,273	$299,435,273
Unrealized pretax gains	113,038,406	61,328,045
Unrealized pretax losses	(919,180)	(24,406,463)

Fair market value	$421,554,499	$336,356,855

During the first quarter of 2020, the fair value of the Company's investment portfolio decreased as a result of significant declines felt throughout the US stock market with the outbreak of the COVID-19 pandemic. The impact of continued volatility is uncertain.

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH believes the fair value of this investment approximates its March 31, 2020 carrying value.

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

At March 31, 2020, outstanding performance obligations amounted to $193.0 million, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

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

Deferred product revenue was $29.0 million and $30.3 million at December 31, 2019 and March 31, 2020 respectively. During the quarter a total of $8.4 million was removed and recognized as revenue when specific events were completed. Also, Contract Assets were $8.6 million and $13.5 million at December 31, 2019 and March 31, 2020 respectively.

Note 5. Leases

MEDITECH follows the provisions of ASC 842, Leases, which requires improved disclosure on timing and uncertainties of cash flow arising from leases. MEDITECH owns all 8 facilities it occupies, containing 1.1 million square feet of office space. MEDITECH occupies 87% of the space and the remainder is leased to various tenants. All are operating leases. There have been no material changes from the leasing arrangements as discussed in the Company's 2019 financial statements.

Lease income was $2.0 million and $1.1 million for the 3 months ended on March 31, 2019 and March 31, 2020 respectively. Such income is included within Other Income for financial reporting purpose. Cash Flow projections through the end of all outstanding lease terms for properties currently under lease commitment at March 31, 2020 is as follows:

Year	Cash Flow

2020	4,024,000
2021	1,457,000
2022	222,000
2023	44,000
After	0

Investments in Operating leases are as follows at March 31, 2020:

Building and Office Space, at cost	$28,951,486
Lease Origination Costs	170,496
Accumulated Depreciation	(9,537,161)

Net Investment in Operating Leases	$19,584,821

Note 6. Income Tax Accounting

MEDITECH follows the provisions of ASC 740-10, Accounting for Income Taxes. Deferred taxes relate to the earlier recognition of certain revenue and the later recognition of certain expenses for tax purposes. They also relate to the increase in fair market value over the cost basis of marketable securities. Tax reserves relate to the uncertainty of state nexus. Key judgments are reviewed annually and adjusted to reflect current assessments. The years 2017 through 2019 are subject to examination by the IRS, and various years are subject to examination by state tax authorities.

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

	3 months	ended on
	Mar 31, 2019	Mar 31, 2020

Net income (loss)	$36,147,902	($25,730,168)
Average number of shares	37,190,854	37,190,854
Earnings {loss) per share	$0.97	($0.69)

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

	3 months	ended on
	Mar 31, 2019	Mar 31, 2020

United States	88%	88%
Canada	10%	11%
All others	2%	1%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Mar 31, 2019	Mar 31, 2020	Change

Total revenue	$115,359,711	$142,773,261	23.8%
Operating income	10,606,958	31,385,329	195.9%
Net income (loss)	36,147,902	(25,730,167)
Average number of shares	37,190,854	37,190,854	--
Earnings (loss) per share	$0.97	($0.69)
Cash dividends per share	$0.56	$0.56	--

Product revenue increased by $25.2 million or 76.7% due primarily to a larger backlog and more implementations, including $16.5 million not recognized upon product installation in 2019, but collection of which deemed probable in 2020. Service revenue increased by $2.2 million or 2.6% due primarily to more customers going live. The resultant total revenue increased by $27.4 million.

Operating expense increased by $6.6 million or 6.3% due primarily to increased staff related expenses. The resultant operating income increased by $20.8 million.

Other income decreased by a nominal amount. Unrealized marketable securities gains changed from a $28.6 million increase to a $75.2 million decrease due to stock market declines initiated by the COVID-19 pandemic. Other expenses decreased by $0.9 million. The resultant pre-tax income of $42.9 million changed to a resultant pre-tax loss of $39.3 million.

MEDITECH's effective tax rate of 12.8% changed to an effective tax benefit of (34.5%) due primarily to a decrease in unrealized marketable securities gains. Net income of $36.1 million changed to a net loss of ($25.7) million also due primarily to a decrease in unrealized marketable securities gains.

Financial Condition	Dec 31, 2019	Mar 31, 2020

Working capital	$419,987,992	$357,017,282
Total assets	669,475,349	600,596,689
Total liabilities	111,724,941	89,403,327
Shareholder equity	557,750,408	511,193,362
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$15.00	$13.75

Accrued expenses decreased by $4.8 million during the period due primarily to the payment of $15.0 million in bonuses applicable to 2019 offset by the accrual of $10.4 million in bonus expenses applicable to 2020. The self-insured health insurance expense portion decreased $0.5 million during the period reflecting the timing difference of claims billings for payment.

At March 31, 2020 MEDITECH's cash, cash equivalents and marketable securities totaled $359.2 million. Marketable securities consisted of preferred and common equities. For the first three months of 2020 cash flow from operations was $19.7 million, cash flow from investing was $9.0 million and cash flow used in financing was $20.8 million. The $20.8 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period. MEDITECH has no long-term debt. Shareholder equity at March 31, 2020 was $511.2 million.

The major effect of the COVID-19 pandemic on MEDITECH's first quarter performance was the decline in value of its marketable securities and the decline in new product bookings. MEDITECH quickly transitioned its staff to working at home and adapted from live to virtual customer service and product implementation. Management believes there are sufficient funds for all current operating requirements, but uncertainty in future sales, staff productivity and trade receivables could have a substantial impact on business.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at March 31, 2020 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

The impact of the COVID-19 pandemic on the healthcare industry is a significant unknown. Change in medical procedures and processes will reverberate throughout the industry and could adversely affect our ability to procure new business and maintain operations as done today.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 1st quarter of 2020. However, during the 1st quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions 16,940 shares in February at $44 per share and 13,315 shares in March at $44 per share for a total of $1,331,220.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

On March 27, 2020 the Annual Meeting of Shareholders was postponed from April 27, 2020 to a later date due to the COVID-19 pandemic. The current Board of Directors, consisting of A. Neil Pappalardo, Lawrence A. Polimeno, Howard Messing, Barbara A. Manzolillo, Stuart N. Lefthes and Edward B. Roberts, continue to serve until their successors are chosen and qualified.

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

April 30, 2020
(Date)

Howard Messing, Chief Executive Officer
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)