Form 10-Q
period 2020-06-30
Medical Information Technology, Inc.
filed 2020-07-31
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2020

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at June 30, 2020.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2019 and June 30, 2020

	Dec 31, 2019	Jun 30, 2020

Cash and equivalents	$14,997,613	$38,740,543
Marketable securities	421,554,499	356,106,136
Trade receivables, net of reserve	36,575,028	47,865,261
Contract assets, prepaid and other	14,223,037	14,503,565

Current assets	487,350,177	457,215,505

Computer equipment	13,339,425	11,933,654
Furniture and fixtures	76,135,675	75,203,069
Buildings	190,105,517	190,105,517
Land	26,717,577	26,717,577
Accumulated depreciation	(138,527,057)	(140,912,562)

Fixed assets	167,771,137	163,047,255

Other assets	7,193,998	7,143,257
Deferred tax assets	7,160,037	7,392,619

Total assets	$669,475,349	$634,798,636

Accounts payable	$211,391	$626,607
Taxes payable	3,111,878	7,773,643
Accrued expenses	24,327,709	24,500,858
Deferred revenue	39,711,207	46,284,767

Current liabilities	67,362,185	79,185,875

Deferred tax liabilities	26,951,474	13,662,610
Tax reserves	17,411,282	16,473,255

Total liabilities	111,724,941	109,321,740

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2019 and 2020	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	397,651,595	365,378,083

Shareholder equity	557,750,408	525,476,896

Total liabilities and shareholder equity	$669,475,349	$634,798,636

Statements of Income
Three and Six Months Ended on June 30, 2019 and 2020

	3 months	ended on	6 months	ended on
	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020

Product revenue	37,590,999	29,176,105	70,496,478	87,312,302
Service revenue	82,363,866	86,662,716	164,818,098	171,299,780

Total revenue	119,954,865	115,838,821	235,314,576	258,612,082

Operations, Development	83,137,671	82,530,221	167,709,065	168,225,710
Selling, G & A	21,738,523	17,233,683	41,919,882	42,926,126

Operating expense	104,876,194	99,763,904	209,628,947	211,151,836

Operating income	15,078,671	16,074,917	25,685,629	47,460,246

Other income	5,561,295	5,403,173	11,107,168	10,814,374
Change in unrealized security gain	1,748,292	19,749,281	30,321,710	(55,448,363)
Other expense	1,670,183	792,410	3,471,530	1,688,464

Pretax income	20,718,075	40,434,961	63,642,977	1,137,793

State income tax (benefit) Federal income tax (benefit)	716,000 3,687,000	926,000 6,630,000	356,000 10,824,000	(833,000) (5,178,000)

Income tax (benefit)	4,403,000	7,556,000	11,180,000	(6,011,000)

Net income	16,315,075	32,878,961	52,462,977	7,148,793

Statements of Shareholder Equity
Six Months Ended on June 30, 2019 and 2020

	6 months	ended on
	Jun 30, 2019	Jun 30, 2020

Shareholder equity at beginning	$460,900,728	$557,750,408
Net income	52,462,977	7,148,793
Dividends paid	(41,653,756)	(39,422,305)

Shareholder equity at end	$471,709,949	$525,476,896

Statements of Cash Flow
Six Months Ended on June 30, 2019 and 2020

	6 months	ended on
	Jun 30, 2019	Jun 30, 2020

Net income	52,462,977	7,148,793
Depreciation and amortization expense	7,098,394	6,131,118
Gain on sale of marketable securities	(1,578,402)	--
Loss on sale of fixed assets	532,297	--
Change in marketable securities	(30,321,710)	55,448,363
Change in trade receivables, net of reserve	1,684,241	(11,290,233)
Change in contract assets, prepaid and other	(1,005,513)	(280,528)
Change in deferred tax assets	(828,311)	(232,582)
Change in accounts payable	(326,538)	415,216
Change in taxes payable	468,060	4,661,765
Change in accrued expenses	(1,019,392)	173,149
Change in deferred revenue	(2,943,784)	6,573,560
Change in deferred tax liabilities	6,936,792	(13,288,864)
Change in tax reserves	(1,180,858)	(938,027)

Net cash from operations	29,978,253	54,521,730

Purchases of marketable securities	(26,585,470)	--
Sales of marketable securities	20,186,674	10,000,000
Purchases of fixed assets	(2,834,842)	(1,407,236)
Sales of fixed assets	6,711,896	--
Change in other assets	189,005	50,741

Net cash (used in) from investing	(2,332,737)	8,643,505

Dividends paid	(41,653,756)	(39,422,305)

Net cash used in financing	(41,653,756)	(39,422,305)

Net change in cash and equivalents	(14,008,240)	23,742,930
Cash and equivalents at beginning	23,095,977	14,997,613

Cash and equivalents at end	9,087,737	38,740,543

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

The following table indicates the original cost, unrealized pretax gains and losses, and fair market value of MEDITECH's securities.

	Dec 31, 2019	Jun 30, 2020

Original cost	$309,435,273	$299,435,273
Unrealized pretax gains	113,038,406	72,198,875
Unrealized pretax losses	(919,180)	(15,528,012)

Fair market value	$421,554,499	$356,106,136

During the first quarter of 2020, the fair value of the Company's investment portfolio decreased as a result of significant declines felt throughout the US stock market with the outbreak of the COVID-19 pandemic. Subsequently in the second quarter the portfolio recovered somewhat, but the impact of continued volatility is uncertain.

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH believes the fair value of this investment approximates its June 30, 2020 carrying value.

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

At June 30, 2020, outstanding performance obligations amounted to $210.2 million, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

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

Deferred product revenue was $29.0 million and $42.5 million at December 31, 2019 and June 30, 2020 respectively. During the first six months a total of $11.4 million was removed and recognized as revenue when specific events were completed. Also, Contract Assets were $8.6 million and $11.4 million at December 31, 2019 and June 30, 2020 respectively.

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

Lease income was $3.9 million and $2.1 million for the 6 months ended on June 30, 2019 and June 30, 2020 respectively. Such income is included within Other Income for financial reporting purposes. Cash Flow projections through the end of all outstanding lease terms for properties currently under lease commitment at June 30, 2020 is as follows:

Year	Cash flow

2020	4,064,000
2021	1,485,000
2022	222,000
2023	44,000
After	0

Investments in Operating leases are as follows at June 30, 2020:

Building and office space, at cost	$28,951,486
Lease origination costs	124,821
Accumulated depreciation	(9,697,419)

Net investment in operating leases	$19,378,888

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

	3 months	ended on	6 months	ended on
	Jun 30, 2019	Jun 30, 2020	Jun 30,2019	Jun 30, 2020

Net income	$16,315,075	$32,878,961	$52,462,977	$7,148,793
Average number of shares	37,190,854	37,190,854	37,190,854	37,190,854
Earnings per share	$0.44	$0.88	$1.41	$0.19

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

	3 months	ended on	6 months	ended on
	Jun 30, 2019	Jun 30, 2020	Jun 30, 2019	Jun 30, 2020

United States	87%	87%	87%	87%
Canada	11%	11%	11%	11%
All others	2%	2%	2%	2%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Jun 30, 2019	Jun 30, 2020	Change

Total revenue	$119,954,865	$115,838,821	(3.4%)
Operating income	15,078,671	16,074,917	6.6%
Net income	16,315,075	32,878,961	101.5%
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$0.44	$0.88	101.5%
Cash dividends per share	$0.56	$0.50	(10.7%)

Product revenue decreased by $8.4 million or 22.4% due primarily to implementation delays caused by the pandemic. Service revenue increased by $4.3 million or 5.2% due primarily to more customers going live and more services provided. The resultant total revenue decreased by $4.1 million.

Operating expense decreased by $5.1 million or 4.9% due primarily to pandemic related staff and cost reductions. The resultant operating income increased by $1.0 million.

Other income decreased a nominal amount. Unrealized gain on marketable securities increased $18.0 million due to stock market volatility caused by the pandemic. Other expenses decreased by $0.9 million. The resultant pre-tax income increased $19.7 million or 95.2%.

MEDITECH's effective tax rate changed from 21.3% to 18.7%. Net income increased $16.6 million due primarily to unrealized marketable securities gains.

Operating	6 months	ended on	Percent
Results	Jun 30, 2019	Jun 30, 2020	Change

Total revenue	$235,314,576	$258,612,082	9.9%
Operating income	25,685,629	47,460,246	84.8%
Net income	52,462,977	7,148,793	(86.4%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$1.41	$0.19	(86.4%)
Cash dividends per share	$1.12	$1.06	(5.4%)

Product revenue increased by $16.8 million or 23.8% due primarily to $16.5 million not recognized upon product installation in 2019, but collection of which deemed probable in 2020. Service revenue increased by $6.5 million or 3.9% due primarily to more customers going live and more services provided. The resultant total revenue increased by $23.3 million.

Operating expense increased by $1.5 million or 0.7% due primarily to increased staff related expenses. The resultant operating income increased by $21.8 million.

Other income decreased by a nominal amount. Unrealized marketable securities gains changed from a $30.3 million increase to a $55.4 million decrease due to stock market declines initiated by the pandemic. Other expenses decreased by $1.8 million. The resultant pre-tax income decreased $62.5 million.

MEDITECH's effective tax rate of 17.6% changed to an effective tax benefit due primarily to a decrease in unrealized marketable securities gains. Net income of $52.5 million changed to $7.1 million also due primarily to a decrease in unrealized marketable securities gains.

Financial Condition	Dec 31, 2019	Jun 30, 2020

Working capital	$419,987,992	$378,029,630
Total assets	669,475,349	634,798,636
Total liabilities	111,724,941	109,321,740
Shareholder equity	557,750,408	525,476,896
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$15.00	$14.13

Accrued expenses increased by $0.2 million during the period due primarily to the payment of $15.0 million in bonuses applicable to 2019 offset by the accrual of $15.6 million in bonus expenses applicable to 2020. The self-insured health insurance expense portion decreased $0.9 million during the period reflecting the timing difference of claims billings for payment.

At June 30, 2020 MEDITECH's cash, cash equivalents and marketable securities totaled $394.8 million. Marketable securities consisted of preferred and common equities. For the first six months of 2020 cash flow from operations was $54.5 million, cash flow from investing was $8.6 million and cash flow used in financing was $39.4 million. The $39.4 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period. MEDITECH has no long-term debt. Shareholder equity at June 30, 2020 was $525.5 million.

The major effect of the COVID-19 pandemic on MEDITECH's first six month performance was the decline in value of its marketable securities, the decline in new product bookings and the delays in implementations. MEDITECH quickly transitioned its staff to working at home, adapted from live to virtual customer service and product implementation, and reduced its expenses. Management believes there are sufficient funds for all current operating requirements, but uncertainty in future sales, staff productivity and trade receivables could have a substantial impact on business.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at June 30, 2020 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 2nd quarter of 2020. However, during the 2nd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions 1,220 shares in April at $44 per share, 8,905 shares in May at $44 per share and 7,135 shares in June at $44 per share for a total of $759,440.

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

July 31, 2020
(Date)

Howard Messing, Chief Executive Officer
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)