Form 10-Q
period 2020-09-30
Medical Information Technology, Inc.
filed 2020-10-26
CIK 1011452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

No public trading market exists for the registrant's common stock. There were 37,190,854 shares of common stock, $1.00 par value, outstanding at September 30, 2020.

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets
December 31, 2019 and September 30, 2020

	Dec 31, 2019	Sep 30, 2020

Cash and equivalents	$14,997,613	$50,134,888
Marketable securities	421,554,499	372,465,786
Trade receivables, net of reserve	36,575,028	44,447,421
Contract assets, prepaid and other	14,223,037	11,732,240

Current assets	487,350,177	478,780,335

Computer equipment	13,339,425	12,563,924
Furniture and fixtures	76,135,675	76,030,492
Buildings	190,105,517	190,105,517
Land	26,717,577	26,717,577
Accumulated depreciation	(138,527,057)	(143,764,814)

Fixed assets	167,771,137	161,652,696

Other assets	7,193,998	7,105,342
Deferred tax assets	7,160,037	7,594,917

Total assets	$669,475,349	$655,133,290

Accounts payable	$211,391	$374,919
Taxes payable	3,111,878	1,490,861
Accrued expenses	24,327,709	30,858,218
Deferred revenue	39,711,207	51,257,723

Current liabilities	67,362,185	83,981,721

Deferred tax liabilities	26,951,474	17,595,579
Tax reserves	17,411,282	16,051,628

Total liabilities	111,724,941	117,628,928

Common stock, $1.00 par value, authorized
40,000,000 shares, issued and outstanding
37,190,854 shares in 2019 and 2020	37,190,854	37,190,854
Additional paid-in capital	122,907,959	122,907,959
Retained income	397,651,595	377,405,549

Shareholder equity	557,750,408	537,504,362

Total liabilities and shareholder equity	$669,475,349	$655,133,290

Statements of Income
Three and Nine Months Ended on September 30, 2019 and 2020

	3 months	ended on	9 months	ended on
	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020

Product revenue	$39,045,234	$27,358,580	$109,541,712	$114,670,882
Service revenue	82,159,783	87,362,763	246,977,881	258,662,543

Total revenue	121,205,017	114,721,343	356,519,593	373,333,425

Operations, Development	81,867,771	82,967,853	249,576,836	251,193,563
Selling, G & A	26,454,912	15,587,846	68,374,794	58,513,972

Operating expense	108,322,683	98,555,699	317,951,630	309,707,535

Operating income	12,882,334	16,165,644	38,567,963	63,625,890

Other income	4,425,791	5,362,217	15,532,959	16,176,591
Gain on sale of property	88,948,907	--	88,948,907	--
Change in unrealized security gain	13,393,010	16,359,650	43,714,720	(39,088,713)
Other expense	1,611,752	839,617	5,083,282	2,528,081

Pretax income	118,038,290	37,047,894	181,681,267	38,185,687

State income tax (benefit)	5,198,000	771,000	5,554,000	(62,000)
Federal income tax	22,044,000	5,654,000	32,868,000	476,000

Income tax	27,242,000	6,425,000	38,422,000	414,000

Net income	$90,796,290	$30,622,894	$143,259,267	$37,771,687

Statements of Shareholder Equity
Nine Months Ended on September 30, 2019 and 2020

	9 months	ended on
	Sep 30, 2019	Sep 30, 2020

Shareholder equity at beginning	$460,900,728	$557,750,408
Net income	143,259,267	37,771,687
Dividends paid	(62,480,634)	(58,017,733)

Shareholder equity at end	$541,679,361	$537,504,362

Statements of Cash Flow
Nine Months Ended on September 30, 2019 and 2020

	9 months	ended on
	Sep 30, 2019	Sep 30, 2020

Net income	$143,259,267	$37,771,687
Depreciation and amortization expense	10,405,170	8,983,370
Gain on sale of marketable securities	(2,598,283)	--
Gain on sale of fixed assets	(88,416,610)	--
Change in marketable securities	(43,714,720)	39,088,713
Change in trade receivables, net of reserve	3,209,675	(7,872,393)
Change in contract assets, prepaid and other	(1,346,221)	2,490,797
Change in deferred tax assets	(882,585)	(434,880)
Change in accounts payable	(143,154)	163,528
Change in taxes payable	19,933,285	(1,621,017)
Change in accrued expenses	6,962,197	6,530,509
Change in deferred revenue	(55,945)	11,546,516
Change in deferred tax liabilities	11,209,382	(9,355,895)
Change in tax reserves	(1,477,418)	(1,359,654)

Net cash from operations	56,344,040	85,931,281

Purchases of marketable securities	(127,699,359)	--
Sales of marketable securities	49,116,883	10,000,000
Purchases of fixed assets	(4,556,569)	(2,864,929)
Sales of fixed assets	125,163,796	--
Change in other assets	831,401	88,656

Net cash from investing	42,856,152	7,223,727

Dividends paid	(62,480,634)	(58,017,733)

Net cash used in financing	(62,480,634)	(58,017,733

Net change in cash and equivalents	36,719,558	35,137,275
Cash and equivalents at beginning	23,095,977	14,997,613

Cash and equivalents at end	$59,815,535	$50,134,888

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

The following table indicates the original cost, unrealized pretax gains and losses, and fair market value of MEDITECH's securities.

	Dec 31, 2019	Sep 30, 2020

Original cost	$309,435,273	$299,435,273
Unrealized pretax gains	113,038,406	94,318,078
Unrealized pretax losses	(919,180)	(21,287,565)

Fair market value	$421,554,499	$372,465,786

During the first quarter of 2020, the fair value of the Company's investment portfolio decreased as a result of significant declines felt throughout the US stock market with the outbreak of the COVID-19 pandemic. Subsequently in the second and third quarter the portfolio recovered somewhat, but the impact of continued volatility is uncertain.

Note 3. Equity Method Investments

MEDITECH follows the provisions of ASC 323-10, Investments - Equity Method and Joint Ventures, and as such, accounts for the equity investment in Meditech South Africa in accordance with the cost method. Meditech South Africa licenses MEDITECH's software technology and re-licenses it to its respective customers. Meditech South Africa serves a market niche which is part of the overall medical market but is outside of the health care market which MEDITECH serves. MEDITECH believes the fair value of this investment approximates its September 30, 2020 carrying value.

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

At September 30, 2020, outstanding performance obligations amounted to $113.5 million, with revenue to be recognized over the next 12-36 months as MEDITECH works with respective customers to schedule the corresponding software delivery and implementation events.

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

Deferred product revenue was $29.0 million and $48.4 million at December 31, 2019 and September 30, 2020 respectively. During the first nine months a total of $13.7 million was removed and recognized as revenue when specific events were completed. Also, Contract Assets were $8.6 million and $7.0 million at December 31, 2019 and September 30, 2020 respectively.

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

Lease income was $4.0 million and $3.2 million for the 9 months ended on September 30, 2019 and September 30, 2020 respectively. Such income is included within Other Income for financial reporting purposes. Cash Flow projections through the end of all outstanding lease terms for properties currently under lease commitment at September 30, 2020 is as follows:

Year	Cash flow

2020	4,068,000
2021	1,490,000
2022	224,000
2023	45,000
After	0

Investments in Operating leases are as follows at September 30, 2020:

Building and office space, at cost	$28,951,486
Lease origination costs	79,146
Accumulated depreciation	(9,857,677)

Net investment in operating leases	$19,172,955

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

	3 months	ended on	9 months	ended on
	Sep 30, 2019	Sep 30, 2020	Sep 30,2019	Sep 30, 2020

Net income	$90,796,290	$30,622,894	$143,259,267	$37,771,687
Average number of shares	37,190,854	37,190,854	37,190,854	37,190,854
Earnings per share	$2.44	$0.82	$3.85	$1.02

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

	3 months	ended on	9 months	ended on
	Sep 30, 2019	Sep 30, 2020	Sep 30, 2019	Sep 30, 2020

United States	87%	87%	87%	87%
Canada	11%	11%	11%	11%
All others	2%	2%	2%	2%

Item 2 - Management's Discussion and Analysis of Operating Results and Financial Condition

Operating	3 months	ended on	Percent
Results	Sep 30, 2019	Sep 30, 2020	Change

Total revenue	$121,205,017	$114,721,343	(5.3%)
Operating income	12,882,334	16,165,644	25.5%
Net income	90,796,290	30,622,894	(66.4%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$2.44	$0.82	(66.4%)
Cash dividends per share	$0.56	$0.50	(10.7%)

Product revenue decreased $11.7 million or 29.9% due primarily to implementation delays caused by the pandemic. Service revenue increased $5.2 million or 6.3% due primarily to more customers going live and more services provided. The resultant total revenue decreased $6.5 million.

Operating expense decreased $9.8 million or 9.0% due primarily to pandemic related staff and cost reductions. The resultant operating income increased $3.3 million.

Other income increased $0.9 million. The $88.9 million gain from the sale of property was a one-time event in the prior year. Unrealized gain on marketable securities increased $3.0 million due to stock market volatility caused by the pandemic. Other expenses decreased $0.8 million. The resultant pre-tax income decreased $81.0 million or 68.6%.

MEDITECH's effective tax rate changed from 23.1% to 17.3%. Net income decreased $60.2 million due primarily to the prior year's sale of real estate.

Operating	9 months	ended on	Percent
Results	Sep 30, 2019	Sep 30, 2020	Change

Total revenue	$356,519,593	$373,333,425	4.7%
Operating income	38,567,963	63,625,890	65.0%
Net income	143,259,267	37,771,687	(73.6%)
Average number of shares	37,190,854	37,190,854	--
Earnings per share	$3.85	$1.02	(73.6%)
Cash dividends per share	$1.68	$1.56	(7.1%)

Product revenue increased $5.1 million or 4.7% due primarily to $16.5 million not recognized upon product installation in 2019, but collection of which deemed probable in 2020. Service revenue increased $11.7 million or 4.7% due primarily to more customers going live and more services provided. The resultant total revenue increased $16.8 million.

Operating expense decreased $8.2 million or 2.6% due primarily to pandemic related staff and cost reductions. The resultant operating income increased $25.1 million.

Other income increased $0.6 million. The $88.9 million gain from the sale of property was a one-time event in the prior year. Unrealized marketable securities gains changed from a $43.7 million increase to a $39.1 million decrease due to stock market declines initiated by the pandemic. Other expenses decreased $2.5 million. The resultant pre-tax income decreased $143.5 million.

MEDITECH's effective tax rate of 21.1% changed to 1.1% due primarily to a decrease in unrealized marketable securities gains and tax reserves at higher marginal tax rates while credits against taxes increased. Net income of $143.3 million changed to $37.8 million also due primarily to a decrease in unrealized marketable securities gains and the prior year's sale of real estate.

Financial Condition	Dec 31, 2019	Sep 30, 2020

Working capital	$419,987,992	$394,798,614
Total assets	669,475,349	655,133,290
Total liabilities	111,724,941	117,628,928
Shareholder equity	557,750,408	537,504,362
Outstanding number of shares	37,190,854	37,190,854
Shareholder equity per share	$15.00	$14.45

Accrued expenses increased $6.52 million during the period due primarily to the payment of $15.0 million in bonuses applicable to 2019 offset by the accrual of $19.8 million in bonus expenses applicable to 2020. The self-insured health insurance expense portion increased $3.3 million during the period reflecting the timing difference of claims billings for payment.

At September 30, 2020 MEDITECH's cash, cash equivalents and marketable securities totaled $422.6 million. Marketable securities consisted of preferred and common equities. For the first nine months of 2020 cash flow from operations was $85.9 million, cash flow from investing was $7.2 million and cash flow used in financing was $58.0 million. The $58.0 million dividend payment to shareholders was the primary use of cash generated by operating and investing activities during the period. MEDITECH has no long-term debt. Shareholder equity at September 30, 2020 was $537.5 million.

The major effect of the COVID-19 pandemic on MEDITECH's first nine month performance was the decline in value of its marketable securities, the decline in new product bookings and the delays in implementations. MEDITECH quickly transitioned its staff to working at home, adapted from live to virtual customer service and product implementation, and reduced its expenses. Management believes there are sufficient funds for all current operating requirements, but uncertainty in future sales, staff productivity and trade receivables could have a substantial impact on business.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the market risk disclosed in MEDITECH's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4 - Controls and Procedures

An evaluation was conducted under the supervision and with the participation of MEDITECH's management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of MEDITECH's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded MEDITECH's disclosure controls and procedures are effective at September 30, 2020 to ensure information requiring disclosure by MEDITECH in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in MEDITECH's internal control over financial reporting occurring during the fiscal quarter covered by this report which have materially affected or are reasonably likely to materially affect MEDITECH's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

The impact of the COVID-19 pandemic on the healthcare industry is a significant unknown. Change in medical procedures and processes will reverberate throughout the industry and could adversely affect our ability to procure new business and maintain operations as done today.

MEDITECH is subject to the risk of becoming an investment company.

Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an investment company if it is, or holds itself out as being, engaged primarily in the business of investing, reinvesting, or trading in securities. MEDITECH does not hold itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Rather, we have been a software manufacturer for over 50 years.

Under Section 3(a)(1)(C) of the Investment Company Act, a company may be deemed to be an investment company if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items). As reflected on our balance sheet at September 30, 2020, we exceed the 40% threshold thus we may be deemed an investment company. If the Securities and Exchange Commission (the "SEC") or a court challenged our status as an operating company, we could incur significant legal expenses.

If we are deemed to be, and were required to register as, an investment company, we would be forced to comply with the legal requirements of the Investment Company Act that would regulate the manner in which we would be permitted to conduct our business activities. We would be subjected to disclosure and accounting guidance geared toward investment, rather than operating, companies and be required to undertake significant costs and expenses to meet other disclosure, reporting, and regulatory requirements to which we would be subject as a registered investment company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

MEDITECH did not repurchase any of its shares of common stock during the 3rd quarter of 2020. However, during the 3rd quarter the Medical Information Technology, Inc. Profit Sharing Trust purchased MEDITECH's common stock in individual private transactions 4,000 shares in August at $44 per share and 10,095 shares in September at $44 per share for a total of $620,180.

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

October 26, 2020
(Date)

Howard Messing, Chief Executive Officer
(Signature)

Barbara A. Manzolillo, Chief Financial Officer and Treasurer
(Signature)